Form 10QSB
period 1998-08-31
AMERICAN ENERGY SERVICES INC
filed 1998-10-15
CIK 1068205

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   Form 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of
     1934

                For the Quarterly Period Ended August 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1937

               For the transition period from ______ to _______

                           Commission File No. _______


                         AMERICAN ENERGY SERVICES, INC.
             (exact name of registrant as specified in its charter)

                    TEXAS                                  76-0279288
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation of organization)                  identification No.)

                       7224 LAWNDALE, HOUSTON, TEXAS 77012
                    (Address of principal executive offices)

                                713-928-5311
             (Registrant's telephone number, including area code)

Check whether the issuer (1) filled all reports required to be filed by Section 13 or 15(d) of the Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports): and
(2) has been subject to such filing requirements for the past 90 days:
YES [ ]  NO [X]_

As of October 14, 1998, 6,201,996 shares of Common Stock outstanding.

Transitional Small Business Disclosure Form:  YES [ ]    NO [X]

                         AMERICAN ENERGY SERVICES, INC.
                                   FORM 10-QSB

                         FOR THE QUARTERLY PERIOD ENDED
                                 AUGUST 31, 1998

                                      INDEX

PART 1.     FINANCIAL INFORMATION

             Item 1.     FINANCIAL STATEMENTS

                         Consolidated Balance Sheets --
                         August 31, 1998 and February 28, 1998.................1

                         Consolidated Statement of Operations --
                         Three months and Six months ended August 31, 1998
                         and 1997..............................................3

                         Consolidated Statement of Cash Flows Three months and
                         Six months ended August 31, 1998 and 1997.............4

                         Notes to Consolidated Financial Statements............5

            Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.........6

PART II.    OTHER INFORMATION..................................................9

SIGNATURE   ..................................................................10

                         AMERICAN ENERGY SERVICES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  AUGUST 31,1998      FEBRUARY 28, 1998
                                                   (UNAUDITED)           (AUDITED)
                                                 -----------------    -----------------
Current Assets:
    Cash and cash equivalents ................   $          13,137    $          13,786
    Certificates of deposit ..................              48,028               17,380
    Accounts receivable - trade net of
        allowance for doubtful accounts
        of $20,000 and $0 ....................             844,645              516,921
    Accounts receivable - other ..............              66,880               60,686
    Income tax receivable ....................             147,543              147,543
    Prepaids and other .......................              99,356              100,081
    Costs in excess of billings on
        uncompleted contracts ................           2,709,903            1,169,885
    Inventories ..............................           1,293,571            1,495,016
                                                 -----------------    -----------------
             Total Current Assets ............           5,223,063            3,521,298

Property, Plant and Equipment:
    Machinery and equipment ..................           1,307,681            1,307,682
    Furniture and fixtures ...................             327,542              219,840
    Vehicles .................................              81,553               81,553
    Building and improvements ................             219,741              219,741
    Land .....................................              76,894               76,894
                                                 -----------------    -----------------
                                                         2,013,411            1,905,710
Less accumulated depreciation ................            (682,868)            (614,725)
                                                 -----------------    -----------------
                                                         1,330,543            1,290,985
Trademarks, patents and drawings .............             884,348              877,967
Less accumulated amortization ................            (207,365)            (163,937)
                                                 -----------------    -----------------
                                                           676,983              714,030
Deferred tax asset ...........................             451,994              500,224
Other assets .................................             146,792              154,399
                                                 -----------------    -----------------
             Total ...........................   $       7,829,375    $       6,180,936
                                                 =================    =================

                             SEE ACCOMPANYING NOTES

                         AMERICAN ENERGY SERVICES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND STOCKHOLDERS'
                                 EQUITY(DEFICIT)

                                                  AUGUST 31,1998      FEBRUARY 28, 1998
                                                   (UNAUDITED)           (AUDITED)
                                                 -----------------    -----------------
 Current Liabilities:
    Notes payable ............................   $       2,698,426    $       2,668,000
    Current portion of long-term obligations .             177,807              144,122
    Accounts payable and accrued expenses ....           2,691,922            1,658,970
    Billings in excess of costs on uncompleted
          contracts ..........................             603,300              199,029
    Notes payable to shaeholders .............              30,000
                                                 -----------------    -----------------
        Total Current Liabilities ............           6,201,455            4,670,121
                                                 -----------------    -----------------
Long-term obligation, net of current portion .           1,360,506            1,341,328

Commitments and Contingencies

Stockholders' Equity(Deficit)
    Capital stock - .001 par value, 100,000,000
      shares authorized; 6,201,966 shares issued
      and outstanding ........................               6,202                6,202
    Additional paid in capital ...............             212,381              212,381
    Accumulated (deficit) - Beginning ........             (49,097)            (158,214)
      Current period earnings ................              97,928              109,118
                                                 -----------------    -----------------
        Total Stockholders' Equity(Deficit) ..             267,414              169,487
                                                 -----------------    -----------------
        Total Liabilities and Stockholders'
        Equity(Deficit) ......................   $       7,829,375    $       6,180,936
                                                 =================    =================

                             SEE ACCOMPANYING NOTES

                            AMERICAN ENERGY SERVICES
                                AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED AUGUST 31       SIX MONTHS ENDED AUGUST 31
                                                -----------------------------     -----------------------------
                                                    1998              1997            1998              1997
                                                ------------     ------------     ------------     ------------
Net sales ...................................   $  2,601,736     $  3,499,053     $  5,006,654     $  6,535,665

Cost of sales ...............................      1,970,625        2,729,991        3,730,450        5,205,684
                                                ------------     ------------     ------------     ------------
     Gross Profit ...........................        631,111          769,062        1,276,204        1,329,981

Operating expenses ..........................        480,383          411,351          887,586          867,076
                                                ------------     ------------     ------------     ------------
     Income  from operations ................        150,728          357,711          388,618          462,905

Other expenses (income)
     Interest, net ..........................        143,472           85,638          243,947          221,393
     Other, net .............................           (313)          (2,659)          (1,487)         (12,865)
                                                ------------     ------------     ------------     ------------
                                                     143,159           82,979          242,460          208,528
                                                ------------     ------------     ------------     ------------
          Net income (loss) before taxes ....          7,569          274,732          146,158          254,377

Income tax expense ..........................          2,480           83,944           48,230           83,944
                                                ------------     ------------     ------------     ------------
          Net income (loss) .................   $      5,089     $    190,788     $     97,928     $    170,433
                                                ============     ============     ============     ============
     Basic and diluted income(loss) per share   $      0.001     $      0.031     $      0.016     $      0.027
                                                ============     ============     ============     ============
          (6,201,996 shares outstanding)

                             SEE ACCOMPANYING NOTES

                         AMERICAN ENERGY SERVICES, INC.
                                AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED AUGUST 31     SIX MONTHS ENDED AUGUST 31
                                                          ----------------------------    ----------------------------
                                                               1998           1997            1998             1997
                                                          ------------    ------------    ------------    ------------
Cash Flows from Operating Activities:
    Net Income (loss) .................................   $      5,089    $    190,788    $     97,928    $    170,433
    Adjustments to reconcile net income to cash
      provided (used) by operating activities:
      Depreciation and amortization ...................         62,530          50,555         111,571         101,286
      Changes in operating assets and liabilities
         Decrease (increase) in accounts receivable ...       (666,345)        736,650        (333,918)        137,893
         Decrease in income tax receivable ............           --            10,000            --            10,000
         (Increase)  in costs in excess of billings
            on uncompleted contracts ..................       (574,330)       (512,467)     (1,540,018)     (1,648,204)
         Decrease in inventories ......................        316,837         287,435         201,445         719,093
         Decrease in prepaids and other ...............         18,052          (4,017)          8,332           2,763
         Decrease in deferred tax asset ...............          2,480          83,944          48,230          83,944
         Increase in accounts payable .................        761,581         (77,458)      1,032,952         103,514
         Increase in billings in excess of cost
            on uncompleted contracts ..................       (103,737)     (1,013,124)        404,271         179,942
                                                          ------------    ------------    ------------    ------------
     Net Cash Provided  by Operating Activities .......       (177,843)       (247,694)         30,793        (139,336)

Cash Flows from Investing Activities:
    Purchase of property, plant and equipment .........         (3,066)         (1,082)         (8,307)        (23,454)
    Purchase of trademarks, patterns and drawings .....           --              --            (6,381)         (6,796)
    Purchase of certificates of deposit ...............        (15,648)         (2,074)        (30,648)         (2,074)
                                                          ------------    ------------    ------------    ------------
       Net Cash Used in Investing Activities ..........        (18,714)         (3,156)        (45,336)        (32,324)

Cash Flows from Financing Activities:
    Proceeds from long-term obligations ...............         30,403            --            30,403
    Payments of long-term obligations .................        (65,786)        (50,280)        (76,936)       (121,212)
    Proceeds from note payable ........................        483,288         184,261         599,628       1,186,669
    Payment of note payable ...........................       (270,127)       (504,999)       (569,201)     (1,291,918)
    Proceeds from note payable to shareholders ........         40,000            --            40,000
    Payment of note payable to shareholders ...........        (10,000)                        (10,000)
                                                          ------------    ------------    ------------    ------------
       Net cash (used) provided by Financing Activities        207,778        (371,018)         13,894        (226,461)
                                                          ------------    ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents ..         11,221        (621,868)           (649)       (398,121)

Cash and cash equivalents at beginning of period ......          1,916         695,543          13,786         471,796
                                                          ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period ............   $     13,137    $     73,675    $     13,137    $     73,675
                                                          ============    ============    ============    ============
SUPPLEMENTAL  CASH FLOW INFORMATION
     Cash paid during the quarters for
         Interest .....................................   $     64,694    $     90,876    $    174,285    $    226,631
                                                          ============    ============    ============    ============
         Taxes ........................................                                   $       --      $       --
                                                          ============    ============    ============    ============
Noncash transactions
  Equipment acquired under long-term obligations ......   $     99,395                    $     99,395
                                                          ============                    ============

                             SEE ACCOMPANYING NOTES

                         AMERICAN ENERGY SERVICES, INC.

Note 1.  General

The unaudited financial statements included herein for the Company for the three month and six month periods ended August 31, 1997 and 1998 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission) and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements of February 28, 1998, and related notes thereto, as filed with the Commission in the Company's Registration on Form 10-SB on August 20, 1998.

The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.

Note 2.  Per share computations

All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the reverse stock split of August 28, 1997.

                                     PART 1
                              FINANCIAL INFORMATION

Item 2.   Management's discussion and analysis of operations

FORWARD LOOKING STATEMENTS

Certain of the comments that follow or that appear elsewhere in this quarterly report represent forward-looking statements with respect to the Company's future results of operations and its related capital resources and financial condition. The Company relies on a variety of internal and external information as well as management judgment in order to develop such forward-looking statements. Because of the inherent limitations in this process, the relatively volatile nature of the industry in which the Company operates, and other risks and uncertainties including those discussed in this quarterly report and the Company's Registration Statement on Form 10-SB, there can be no assurance that actual results will not differ materially from these forward-looking statements.

RESULTS OF OPERATIONS

General

In early 1998, the Company was awarded several contracts for delivery of valves to Kuwait, totaling over $5.8 million, from two overseas contractors. Problems with obtaining acceptable letters of credit and required bonding have delayed deliveries and progress on these jobs. Progress has been made on solving these problems, and the Company anticipates that these contracts will produce improved cash flows in the last half of the year.

Three months ended August 31, 1998 compared with three months ended August 31, 1997

Sales for the three month period ended August 31, 1998 were $897,000 less than the comparative period ended August 31, 1997, or a 26% decline from last year. Operations and sales have been adversely affected by financing difficulties.

Gross margin for the three month period ended August 31, 1998 was $138,000 less than the comparative period ended August 31, 1997, or an 18% decline from last year.

Operating expenses for the three month period ended August 31, 1998 increased $69,000, or 17% from the comparative period ended August 31, 1997. This increase was caused primarily by a significant increase in legal expenses related to the breach of contract and slander suit, initiated by the Company, against Union Pacific Resources. All discovery work is completed for the suit and is now awaiting trial. Without this large increase in legal fees, operating cost would have decreased approximately $100,000.

Interest expense increased $58,000 over last year, primarily because of reliance on short term trade finance and factoring of accounts receivable. Current long lead time projects have not provided the substantial progress payments which had been received on contracts during the previous period.

The deficit in working capital was essentially unchanged during the three month period ended August 31, 1998, with only a $4,000 reduction from May 31, 1998. However, compared to August 31, 1997, the deficit was reduced by $700,000.

Cash flow from operations was a negative $178,000 for the current three months, compared to a negative of $248,000 for the period ended August 31, 1997.

Six months ended August 31, 1998 compared with six months ended August 31, 1997

Sales for the six month period ended August 31, 1998 were $1,529,000 less than the comparative period ended August 31, 1997, or a 23% decline from last year. Sales have been adversely affected by reliance on several large projects that have had delays due to financing difficulties.

Gross margin for the six month period ended August 31, 1998 was $54,000 less than the comparative period ended August 31, 1997, or a 4% decline from last year. This reflects an improved profit margin of 25%, compared to 20% during the previous year.

Operating expenses for the six month period ended August 31, 1998 increased $21,000, or 2% from the comparative period ended August 31, 1997. This increase was caused primarily by a significant increase in legal expenses. Without this large increase in legal fees, operating cost would have decreased approximately $160,000.

Interest expense increased $23,000 over last year, primarily because of reliance on short term trade finance. Current long lead time projects have not provided substantial progress payments which had been received on contracts during the previous period.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at August 31, 1998 was a deficit of $978,000, compared to a deficit of $1,149,000 at February 28, 1998, a reduction of $171,000 during the six month period. Cash flow from operations was $31,000 for the current six months, compared to a negative of $139,000 for the period ended August 31, 1997.

At August 31, 1998, the Company had two notes from its principal bank used to finance export sales, which are guaranteed by EXIM Bank: one for $2,000,000 and one for $317,000. The $2,000,000 loan is a revolving loan, due on demand, with interest at prime, plus 0.5%. The $317,000 loan is to be paid out over two years, in monthly installments of $18,658, with interest at 8.5%; provided however, the bank can demand payment at any time on this loan. The Company also has a loan guaranteed by the Small Business Administration for $1,200,000, payable over ten years of installments of $16,192, including interest at prime plus 2%. Another loan, collateralized by the Company's main manufacturing facility, is payable in monthly payments of $3,410, with interest at 10.5%. Other loans are for short term transactional financing and equipment purchases, with varying maturates and interest rates

The Company anticipates that cash flows will not be adequate to overcome the deficit in working capital and provide for the growth anticipated from the current economic conditions and the aggressive marketing plan management would like to pursue. The shortage of working capital over the past six months has caused inefficiencies and lost opportunities. The Company has been successful in negotiating for advance payments from many customers to satisfy some working capital needs. Additional working capital has been provided by pledging or borrowing against letters of credit established by customers. The working capital deficit will continue to hinder operations and profitability during at least the next nine to twelve months. The Company currently has orders in backlog that it anticipates will be shipped during the next six months and the Company believes that revenues from these orders will ease working capital needs. However, there can be no assurance that these orders will ultimately be completed or that the profit margins earned by the Company with respect to these orders will be sufficient to adequately address working capital needs. The Company intends to seek additional capital as necessary for these purposes through one or more funding sources that may include borrowings guaranteed by the EXIM Bank for export sales, private trade finance companies, or offerings of debt and/or equity securities of the Company; however, there can be no assurance that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

Capital expenditures for the six months were $108,000, mostly to upgrade the Company's computer systems and software. This was financed by a capital lease. No additional significant capital expenditures will be made this year unless favorable financing can be obtained.

YEAR 2000 COMPLIANCE

All of the Company's software products, including without limitation, any parts or components thereof, when used prior to, during, and after the turn of the century, are programmed to process turn-of-the-century dates. This capability includes, without limitation, date formats that have multi-century formulas and date values, date interface values that reflect the century, and calculations that accommodate the occurrence of leap year. The Company is in the process of conducting a review of its internal computer systems and intends to query its vendors and clients regarding any millennium compliance issues that could have a material impact on the Company or its results of operations. To date, the Company has not incurred any material expense regarding millennium compliance issues and any future expense that might be incurred is not considered at this time to be material. There can be no assurance, however, that the year 2000 will not present unforeseen problems in the systems of the Company and the third parties with which the Company deals , such as third party payors. Failure of the Company's or third parties' computer systems could materially and adversely impact the Company's operations.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Part II, Item 2, Legal Proceedings of the Company's Registration Statement on Form 10-SB, filed August 20, 1998 for a description of legal proceedings involving the Company. Since August 20, 1998, there have been no material developments in these proceedings.

Item 2.  Changes in securities

      none

Item 3.  Defaults upon Senior Securities

      none

Item 4.  Submission of matters of a vote of security holders none

Item 5.  Other information

      none

Item 6.  Exhibits and reports on Form 8-K

      a) Exhibits


      27.   Financial Data Schedule

      b)   Reports on Form 8-K

            none

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AMERICAN ENERGY SERVICES, INC.


Date:  October 14, 1998             By:/S/ PAT ELLIOTT
                                           Pat Elliott
                                           President


                                    By:/S/ BRAXTON THOMASON
                                           Braxton Thomason
                                           Chief Financial Officer
                                           (Principle Financial and Accounting
                                           Officer)