Form 10QSB
period 1998-11-30
AMERICAN ENERGY SERVICES INC
filed 1999-05-10
CIK 1068205

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from _____ to _____

                          Commission file number _____


                         AMERICAN ENERGY SERVICES, INC.
                         ------------------------------

           Texas                                         76-0279288
--------------------------------                -------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization

                       7224 Lawndale, Houston, Texas 77012
                       -----------------------------------
                    (Address of principal executive offices)

                                  713-928-5311
                                  ------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90] days.
Yes [X]    No [ ]

         As of January 15, 1999, there were 6,201,966 shares of Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         AMERICAN ENERGY SERVICES, INC.
                            CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                                  November 30,     February 28,
                                                                                     1998              1998
                                                                                  -----------      -----------
                                               ASSETS
Current assets:
         Cash and cash equivalents ..........................................     $     3,505      $    13,786
         Certificates of deposit
                                                                                       13,670           17,380
         Accounts receivable, net of reserves of $20,000 ....................         305,983          577,607
         Income tax receivable ..............................................         147,543          147,543
         Prepaids and other .................................................          78,783          100,081
         Cost in excess of billings on uncompleted contracts ................       4,121,475        1,169,885
         Inventories ........................................................       1,342,864        1,495,016
                                                                                  -----------      -----------
                Total current assets ........................................       6,013,823        3,521,298
Property, plant and equipment, net ..........................................       1,299,573        1,290,985
Deferred tax asset ..........................................................         391,296          500,224
Intangibles and other .......................................................         907,095          868,429
                                                                                  -----------      -----------
                Total assets ................................................     $ 8,611,787      $ 6,180,936
                                                                                  ===========      ===========

                                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
         Notes payable ......................................................     $ 2,444,909      $ 2,668,000
         Current portion of long-term debt ..................................         168,313          144,122
         Accounts payable and accrued expenses ..............................       3,558,159        1,658,970
         Billings in excess of costs on uncompleted contracts ...............         737,676          199,029
                                                                                  -----------      -----------
                Total current liabilities ...................................       6,909,057        4,670,121
Long-term debt ..............................................................       1,312,082        1,341,328
                                                                                  -----------      -----------
                Total liabilities ...........................................       8,221,139        6,011,449
                                                                                  -----------      -----------

Stockholder's equity:
         Common stock, $.001 par value, 100,000,000 shares
              authorized, 6,201,966 issued
                                                                                        6,202            6,202
         Capital in excess of par value .....................................         212,381          212,381
         Beginning retained earnings (loss)..................................         (49,097)        (158,214)
              Current period earnings .......................................         221,162          109,118
                                                                                  -----------      -----------
                Total stockholder's equity ..................................         390,648          169,487
                                                                                  -----------      -----------

                Total liabilities and stockholders' equity ..................     $ 8,611,787      $ 6,180,936
                                                                                  ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                 Three Months Ended                 Nine Months Ended
                                                                    November 30,                       November 30,
                                                            ----------------------------      ----------------------------
                                                                1998             1997             1998             1997
                                                            -----------      -----------      -----------      -----------
Net sales .............................................     $ 3,108,235      $ 2,502,866      $ 8,114,889      $ 9,038,532

Costs and expenses:
         Cost of sales ................................       2,405,698        2,214,960        6,136,148        7,420,646
         Selling and administrative expenses ..........         391,033          424,475        1,278,619        1,291,549
                                                            -----------      -----------      -----------      -----------

Operating Income ......................................         311,504         (136,569)         700,122          326,337
Interest and other expenses, net ......................         127,572          162,844          370,032          371,372
                                                            -----------      -----------      -----------      -----------

Income (loss) before income tax expense (benefit) .....         183,932         (299,413)         330,090          (45,035)
Income tax expense (benefit) ..........................          60,698          (89,824)         108,928          (13,474)
                                                            -----------      -----------      -----------      -----------

Net income (loss) .....................................     $   123,234      $  (209,589)     $   221,162      $   (31,561)
                                                            ===========      ===========      ===========      ===========

Basic earnings (loss) per common share ................     $      0.02      $     (0.03)     $      0.04      $     (0.01)
                                                            ===========      ===========      ===========      ===========
Diluted earnings (loss) per common share ..............     $      0.02      $     (0.03)     $      0.04      $     (0.01)
                                                            ===========      ===========      ===========      ===========

Average shares outstanding ............................       6,201,966        6,198,966        6,201,966        6,198,966
                                                            ===========      ===========      ===========      ===========
Average diluted shares outstanding ....................       6,201,966        6,198,966        6,201,966        6,198,966
                                                            ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                             STATEMENT OF CASH FLOWS
                                   (Condensed)
                                   (Unaudited)

                                                                    Three Months Ended            Nine Months Ended
                                                                        November 30,                 November 30,
                                                                 ------------------------      ------------------------
                                                                    1998           1997           1998           1997
                                                                 ---------      ---------      ---------      ---------
Cash Flows from Operating Activities:
    Net Income (loss) ......................................     $ 123,234      $(202,305)     $ 221,162      $ (31,872)
    Adjustments to reconcile net income to
      cash provided (used) by operating activities:
      Depreciation and amortization ........................        57,020         43,760        168,591        145,046
      Changes in operating assets and liabilities ..........       227,681        814,081         48,975        403,026
                                                                 ---------      ---------      ---------      ---------

     Net Cash Provided  by Operating Activities ............       407,935        655,536        438,728        516,200

Cash Flows from Investing Activities:
    Purchase of property, plant and equipment ..............      (102,145)       (14,741)      (110,452)       (38,195)
    Purchase of trademarks, patterns and drawings ..........      (107,739)       (65,745)      (114,120)       (72,541)
    Sale of certificates of deposit ........................        34,358          6,290          3,710          4,216
                                                                 ---------      ---------      ---------      ---------

       Net Cash Used in Investing Activities ...............      (175,526)       (74,196)      (220,862)      (106,520)

Cash Flows from Financing Activities:
    Net (payments) under notes payable .....................      (283,519)      (308,932)      (223,092)      (414,181)
    Net borrowings (payments) on long-term debt ............        41,478        (72,808)        (5,055)      (194,020)
                                                                 ---------      ---------      ---------      ---------
       Net cash (used) provided by Financing Activities ....      (242,041)      (381,740)      (228,147)      (608,201)

Net (decrease) increase in cash and cash equivalents
                                                                    (9,632)       199,600        (10,281)      (198,521)

Cash and cash equivalents at beginning of period ...........        13,137         73,675         13,786        471,796
                                                                 ---------      ---------      ---------      ---------

Cash and cash equivalents at end of period .................     $   3,505      $ 273,275      $   3,505      $ 273,275
                                                                 =========      =========      =========      =========

    The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - General

         The foregoing financial statements have been prepared from the books and records of American Energy Services, Inc. ("AES" or the "Company") without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented, are reflected in the financial statements.

         These statements should be read in conjunction with the financial statements and the related notes included in the Company's Registration Statement on Form 10-SB for the fiscal year ended February 28, 1998

Note 2 - Debt

         Long-term debt includes the following:                              November 30,   February 28,
                                                                                 1998          1998
                                                                             -----------    -----------
Bank note (secured); interest at prime plus 2% (10.5% at November 30, and
         February 28, 1998); principal and interest payable in monthly
         installments of $16,192 through February 17, 2008 ..............     $1,145,136     $1,200,000

Bank note (secured) 10.5%; principal and interest payable in monthly
         installments of $3,410 through November 5, 2002 ................        135,924        156,093

Four bank notes (secured); interest at 7.5%, 8.5%, 9.75%, and 10.5%;
         principal and interest payable in monthly installments of $1,614
         in aggregate with varied maturities.............................         23,585         33,345

Capital lease obligations; interest at various rates from 3.0% to 13.4%;
         payable in monthly installments ranging from $532 to $4,899 ....        148,678         96,012

Bank note (unsecured); interest at 13.5%; principal and interest due in
         monthly installments of $1,037..................................         27,072             --
                                                                              ----------     ----------

         Total long-term obligations ....................................      1,480,395      1,485,450
     Less portion due within one year ...................................        168,313        144,122
                                                                              ----------     ----------
         Long-term debt .................................................     $1,312,082     $1,341,328
                                                                              ==========     ==========


         At November 30, 1998 AES had various committed and uncommitted short-term lines of credit totaling approximately $5,000,000. These lines of credit are available for short-term borrowings or issuances of lines of credit. At November 30, 1998 and February 28, 1998, borrowings under these lines were $2,444,909 and $2,668,000, respectively.

Note 3 - Per share computations

         All references to the number of shares and per share amounts have been restated to reflect the reverse stock split of August 28, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

         This material contains "forward-looking" statements as defined in the Securities and Exchange Acts of 1933 and 1934 that could involve substantial risk and uncertainties. When expressions include words such as "anticipate", "believe", "estimate", "intend", "expect", "plan", and when similar expressions are used, they are intended to identify the statements as forward-looking. The Company relies on a variety of internal and external information to develop such statements. Due to the inherent limitations in that development process and the relatively volatile nature of the industry in which the Company operates, actual results, performance and achievements may differ materially from results suggested by these forward-looking statements.

                              RESULTS OF OPERATIONS

Three Months Ended November 30, 1998 vs. Three Months Ended November 30, 1997

         Revenues for the three months ended November 30, 1998 were $3,108,000, compared to $2,503,000 for the same period in 1997. The 24% increase in revenues is largely attributable to several contracts for delivery of valves to Kuwait, awarded by two overseas contractors.

         The gross margin for the quarter ended November 30, 1998 was up $415,000, or 44% versus the quarter ended November 30, 1997 primarily due to the aforementioned Kuwait orders.

         Selling and Administrative expenses decreased $33,000 to $391,000 in the current period due to the Company's concerted effort to reduce overhead.

         Interest and other expenses for the three months ended November 30, 1998 decreased $35,000 compared to the same period last year largely due to reduced debt and more favorable financing arrangements.

Nine Months Ended November 30, 1998 vs. Nine Months Ended November 30, 1997

         Revenues for the nine months ended November 30, 1998 were down $925,000 compared to the same period in 1997. The 10% decrease in revenues can be attributed to both a slowdown of new orders resulting from lower energy prices and project delays attributable to financing difficulties.

         The gross margin for the nine months ended November 30, 1998 increased $361,000 over the nine months ended November 30, 1997 due to the favorable margins realized on the aforementioned Kuwait contracts.

         Selling and administrative expenses decreased $13,000 in the nine month period ended November 30, 1998 when compared to the same period in 1997. This decrease was realized in spite of a significant increase in legal expense incurred during the current period, resulting from a suit initiated by the Company.

         Interest and other expenses for the nine months ended November 30, 1998 were down slightly compared to the nine months ended November 30, 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

         The primary source of the Company's liquidity for the nine months ended November 30, 1998 was internally generated funds. These funds were used primarily for the reduction of debt.

         Working capital at November 30, 1998 was a deficit of $895,000, down $254,000 when compared to the deficit at February 28, 1998 of $1,149,000. The Company expects that short-term cash flows will be inadequate to overcome the working capital deficit, hindering the ability to position for the anticipated growth from current economic conditions and the ability to pursue an aggressive and strategic marketing plan. The shortage of working capital during the nine month period ended November 30, 1998 has resulted in inefficiencies as well as lost opportunities. While the Company has been successful in negotiating advance payments from many customers and has pledged against letters of credit established by customers, the working capital deficit is expected to continue hindering operations and profitability. For that reason, the Company is actively seeking alternative sources of additional capital that may include debt restructuring, borrowings guaranteed by the EX-IM Bank for export sales, and/or offerings of debt and/or equity securities of AES. However, there is currently no assurance that such capital will be available when it is required or on terms that are acceptable to the Company.

         Capital expenditures for the nine months ended November 30, 1998 were $108,000, primarily to upgrade the Company's computer systems and software, which was financed by a capital lease. No additional or significant capital expenditures are expected to be made for the balance of the fiscal year.

                                    YEAR 2000

         The "Year 2000" issue is the inability of computer systems (both hardware and software) to recognize the change in date from 1999 to 2000. The issue affects both information technology ("IT") and non-IT systems. Non-IT systems typically include embedded technology such as micro-controllers. These systems are more difficult to assess and often require replacement rather than repair.

         The Company has recognized the significant uncertainty associated with the Year 2000 issue and has tested its products for compliance. It is the Company's belief that substantially all necessary modifications have been made to it's software products.

         AES is in the process of reviewing its internal computer systems. To date, no "mission critical" systems have required significant modification or replacement.

         The Company is also in the process of identifying and communicating with its suppliers and vendors where failure by such third parties to achieve Year 2000 compliance could be expected to have a material impact on the Company. For those suppliers or vendors who may pose a material risk, contingency plans will be developed.

         The Company has not incurred any material expense to date with regard to the Year 2000 issue and does not expect any future expense related to the issue to be material. Any costs associated with the issue will be treated as period costs and expensed as incurred. There can be no assurance, however, that the Year 2000 will not present problems unforeseen at this time.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a materially adverse affect on the Company's results of operations or financial position.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  27     -     Financial Data Schedule

         b)       Reports on Form 8-K

                           None

                                    SIGNATURE

In accordance with requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AMERICAN ENERGY SERVICES, INC.
                                        (Registrant)

Date: May 7, 1999               By: /s/ Pat Elliott
                                    ---------------
                                    Pat Elliott
                                    President

                                By: /s/ Robert S. Love
                                    ------------------
                                    Robert S. Love
                                    Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number                   Description
-------                  -----------
    27                   Financial Data Schedule