Form 10KSB40
period 1999-02-28
AMERICAN ENERGY SERVICES INC
filed 1999-07-15
CIK 1068205

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended February 28, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                          Commission file number _____

                         AMERICAN ENERGY SERVICES, INC.
                         ------------------------------

            Texas                                       76-0279288
-------------------------------                -------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                        7224 Lawndale, Houston, TX 77012
                     --------------------------------------
                    (Address of principal executive offices)

                                  713-928-5311
                           -------------------------
                          (Issuer's telephone number)

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the most recent fiscal year ended February 28, 1999 were $10,800,686.

         At July 14, 1999, the Common Stock, $.001 par value, of the registrant held by non-affiliates of the registrant was 307,098 shares. As of that date, there were 6,198,966 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         There is incorporated by reference in Part III of this Annual Report on Form10-KSB the information contained in the Registrant's Proxy Statement for the Company's Annual Meeting of Stockholder's to be held on September 15, 1999.

Transitional Small Business Disclosure Format  (check one):   Yes [ ] No [X]

                                   P A R T I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         American Energy Services, Inc., a Texas corporation, was founded and incorporated in 1987 ("Old AES"). The Company began active operations in 1989 after acquiring certain operating assets of two other valve manufacturing and re-manufacturing businesses, CGM Valve, Inc. ("CGM") and American Energy Valves, Inc. ("AEV"). The Company's current directors, Pat Elliott, Larry Elliott, Sid McCarra, Mark Elliott and Cary McCarra, were previously associated with CGM and AEV.

         In January 1996, Old AES merged with and into Seahawk Overseas Exploration Company, a California corporation ("Seahawk"), pursuant to an Agreement and Plan of Merger by and between Old AES and Seahawk (the "Merger"). At the time of the Merger, Seahawk was a shell corporation with essentially no assets, business or operations. Those that were Old AES stockholders at the time (i.e., the current directors) received approximately 95% of the issued and outstanding stock of Seahawk. As a result of the Merger, Seahawk became the surviving entity although its name was changed to American Energy Services, Inc., a California corporation. In February 1996, a new corporation was formed under the name American Energy Services, Inc., a Texas corporation ("New AES"). Subsequent to the formation of New AES, Seahawk merged with and into New AES to maintain the historic domicile of Old AES in Texas and to retain the historical business name. As used herein, references to "AES" or the "Company" refer to New AES, its subsidiaries and predecessors.

Products and Services

         The Company is engaged in providing products and services worldwide to processing manufacturers, energy companies and engineering/construction contractors. Principal end-user markets include domestic and international producers, transporters and refiners of oil and natural gas, as well as the petrochemical, processing and power generation industries. AES designs, manufactures, markets and services standard or specialty valves of varying sizes and pressures used to regulate the movement of liquids, gases, and solid materials.

         AES utilizes both Company owned and operated manufacturing facilities and contractually licensed manufacturing subcontractors that are audited for AES quality to produce the full line of AES standard and engineered valves.

         For much of its standard product manufacturing requirements, the Company relies on a network of AES-selected subcontractors, all of which are audited and licensed under internationally recognized quality programs, including ISO 9000 and API Q1. The use of these subcontractors allows the Company to reduce its fixed costs my minimizing its investment in plant and equipment. In addition, by maintaining manufacturing relations and capabilities internationally, AES has been able to attract additional customers worldwide.

         In addition, the Company designs, engineers and manufactures various valves at its Houston plant. The facility has full scale manufacturing capabilities, including large turning and machine centers, heavy-duty cranes, and full welding capabilities. AES also houses a fully equipped engineering department with computer-aided design ("CAD") system capabilities and metallurgical equipment to determine American Society of Testing Materials ("ASTM") specified requirements.

Valve Design and Manufacture

         The Company manufactures valves to the following qualifications:
American Petroleum Institute ("API") 6D, API 6A, API 599, API 600, and API 602. AES is a licensed API monogram holder under specifications 6D and Q1 and its Quality Assurance Manual is ISO 9000 approved. Steps involved with the design and manufacture of the Company's valves include (I) consultation with the customer's project coordinators, (ii) general design work and detailed engineering, (iii) fabrication and assembly and (iv) final installation.

         The Company's sales personnel and independent marketing representatives, or agents, initiate sales calls and coordinate bid proposals with the Company's quotation specialists. The quotation specialists produce proposals that identify preliminary design and cost estimates for a type of valve to be utilized for a specific application. AES marketing management must also determine whether there is a sufficient amount of working capital available to generate revenue.

         The initial design efforts involve significant communication and coordination with the customer in order to identify and agree on valve specifications. For custom-engineered valve projects, design concerts are tested against established empirical data and previously manufactured valve designs. AES maintains a source library of valve designs from which to choose and the Company's CAD capabilities provide readily available and accessible design parameters. When an order requires standard valve designs, AES' engineering and quality assurance personnel verify that the Company's "off the shelf" designs comply with the required specifications. Once the valve application has been clearly defined, the Company's engineers formulate a design for the manufactured valve. Project engineers perform complete engineering services, including mechanical schematics, layouts and drawings. Process and electrical control systems can also be integrated into the design.

         The manufacturing process involves fabrication and assembly of component parts to meet specific valve designs and specifications. AES produces machined assemblies from raw castings and forgings or sourced machined assemblies from subcontractors, which are inspected fully for material and tolerance compliance. The assembly groups are then put together as a complete valve, and function and operation tests are performed. Testing involves configuring testing procedures and changing the equipment before each test in order to ensure that the valves meet the particular project's needs and requirements. The Company believes that its testing of valve integrity is the basis for providing performance and quality guarantees and total concept capability. After testing is completed, the valves are prepared for shipment.

         Because the manufacturing process can take from several weeks to several months, customers frequently request partial shipment of finished products and components. AES generally invoices customers as deliveries are made. However, on certain highly specialized products or on large projects, the Company invoices under a milestone basis. Receivables represent billings on delivered products or milestone achievements. Revenue is recognized utilizing the percentage-of-completion method.

New Products and Services

         Since 1993, AES has developed (I) a full line of refinery and process gate, globe, swing check, and ball valves of varying sizes, (ii) a line of specialty valve products, designed and manufactured to meet a client's particular valve application requirements, (iii) and other products, including lubricated plug valves, rotary control valves, linear control valves, geothermal through conduit gate valves and pressure seal valves. The Company also offers trunnion mounted ball valves, and reduced or full bore floating ball valves, in virtually any metallurgy required.

         The Company also designs and manufactures specialty valves, such as high pressure three-way ball valves for high temperature switching service, metal-seated ball valves for various services including abrasives, three-way piggable "Y" pattern ball valves for dock-loading applications, rapid shutoff high pressure flood valves for NASA launch pad facilities, rotary control valves for quiet operations for the Submarine Division of the U.S. Navy, and cyrogenic valves for service to minus 150 degrees Celsius.

Quality Commitment and Control

         The Company's comprehensive quality control program is designed to ensure that valves it manufactures, as well as components purchased from outside manufacturers, meet AES' standards of quality. The quality control program of the Company includes inspections at all stages of the design and manufacturing process at its facility. All purchased components and products assembled by subcontractors are also inspected to ensure that they perform properly. Thus far, the Company's management has been satisfied with the quality and reliability of products assembled by subcontractors. However, there can be no assurance that such products will always perform properly. The performance failure of a product could have a material adverse effect on the Company's business, operating results, and financial condition.

         Since 1989, the Company has manufactured over 70,000 valve units. Due to AES's commitment to quality, less than one-fifth of one percent of these units have required any type of field service or plant refitting. The Company is licensed under internationally recognized quality programs, including API Specifications 6D, Q1 and its Quality Assurance Manual is ISO 9000 approved. Additionally, AES has been a member of several standardization societies including API and ASTM, among others.

Suppliers and Subcontractors

         The Company purchases nearly all castings, forgings, and certain finished or semi-finished components used in its products from domestic and international suppliers, including foundries and forging companies, bolt distributors and soft good distributors. AES performs most of the finished machining for the Company's engineered products. The Company also assembles valve components, and performs pressure testing and final preparation of the finished product. During the year ended February 28, 1999, of all components purchased by AES for its fiscal 1999 sales, the Company purchased from its leading sub-vendors, DHV and Stoos, 34% and 12%, respectively.

Customers

         The Company's customers include manufacturers, energy companies, domestic and international oil and gas producers, transmission and refining segments of the energy industry, and the petrochemical processing and power generation industries. End-users of the Company's products consist of a broad range of industrial, commercial and utility companies. The Company's customer base is comprised of 300 accounts with over 125 considered active. The Company markets and sells a vast majority of its products internationally while marketing domestically through distribution. Over the last ten years, the Company has placed in service approximately $75 million dollars worth of valve products.

         The Company seeks to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Some of the Company's principal customers include Daelim Engineering and Construction Corporation ("Daelim"), Kuwait Oil Corporation, Petroleos Mexicanos, Bechtel Corporation, EcoPetrol, British Petroleum, and Parsons Engineering. During the company's fiscal year ended February 28, 1997, sales to the Company's four largest customers accounted for 59% of the Company's net sales. For years ended February 28, 1999 and 1998, sales to the Company's largest customer, Daelim in fiscal 1999 and Techint Cotecol S. A. in fiscal 1998, accounted for 30% and 31% of the Company's net sales, respectively. Due to the nature of the Company's operations, it is anticipated that significant portions of future revenues may continue to be attributable to a few customers, although it is likely that the identity of such customers will change from period to period. Because of the Company's range of gate, globe, check and ball valves and the variety of applications available to the valves sold by the Company, the Company maintains a broad customer base within the various industries it serves.

The Company's products are used by a variety of segments of the general industries indicated below:

         ENERGY INDUSTRY                    POWER GENERATION
         Refiners and Processors            Co-generators
         Oil and Gas Producers              Utility
         Transmission Companies

         PLASTIC AND PETROCHEMICAL          MINING AND MINERAL PROCESSING
         Petrochemical Complexes            Water and Waste Treatment
         Base Resin Manufacturers           Catalysts
         Base Chemicals                     Steel Mills
                                            Pulp and Paper

MARKETING AND DISTRIBUTION

         DOMESTIC. The Company's domestic (United States, Canada and Mexico) marketing network consists of a primary distribution relationship with multifaceted production, general supply companies and specialty valve distributors. Presently, the Company's distribution activities are in the initial stages of growth. As of February 28, 1999, AES' distribution backlog was in excess of $2,000,000.

         INTERNATIONAL. The Company markets its valve products internationally through a network of independent manufacturer's representative firms or agents located in every major oil and gas producing and/or consuming country in the world. The Company maintains relationships with international customers by regularly sending the Company's international marketing personnel to foreign countries to discuss local market conditions, to conduct technical presentations to potential buyers and to participate in point of sale commercial negotiations during major bid activities. Both domestic and international engineered product sales involve the Company's technical sales personnel and valve engineering consultants. The Company's quotation specialists act as liaisons between customers and the Company's design and engineering group by responding to customer requests for proposals regarding the cost of a certain quantity of valves that meet specific design and capability criteria.

         The Company's international markets are divided among the following areas:

         1.   Western Hemisphere:   Mexico, Venezuela, Argentina, Colombia,
                                    Peru, Ecuador, Brazil

         2.   Europe:               North Sea, Continental Europe, United
                                    Kingdom, Russia

         3.   Africa:               Nigeria, Algeria, Offshore West Africa,
                                    South Africa

         4.   Middle East:          Turkey, Syria, Saudi Arabia, Kuwait,
                                    U.A.E., Egypt

         5.   Sub-Continent:        India, Pakistan, Bangladesh

         6.   Pacific Rim:          Singapore, Malaysia, Indonesia, Japan,
                                    Korea, Thailand

         7.   China:                Mainland China, Hong Kong, Taiwan

         The market and demand for the Company's valves have grown rapidly recently, primarily as a result of the resurgence of the industries to which the Company markets. The international energy, chemical, and petrochemical industries, as well as domestic refining and pipeline markets have experienced rapid growth. In response to such growth, the Company has opened regional or country offices staffed by marketing personnel indigenous to the local market and technically well versed in valve product applications. The Company employs support personnel in Beijing, China, Seoul Korea, and Calgary, Canada.

         The prospects for the Company depend to a large extent upon the economic condition of the industries to which the Company markets. Should these industries experience an economic downturn, there may be a significant reduction in the demand for the Company's products. Many of the Company's competitors are significantly larger than the Company and have substantially greater financial and other resources at their disposal. No assurance, therefore, can be given as to the Company's ability to compete effectively in the even the industries it serves experience an economic downturn.

         In addition to direct marketing by independent and Company marketing representatives, the Company markets its products and services through catalogues and brochures. The Company also advertises and attends major trade shows and conventions worldwide.

COMPETITION AND INDUSTRY

         The valve manufacturing industry is highly competitive. Although reliable comparative figures are not available, the Company believes that its principal competitors have more extensive and diversified operations and also have financial, operating and other resources substantially in excess of those available to the Company. However, personal relationships and interaction with clients worldwide at their places of business has proven to be a very effective way of combating competition, developing business and cutting costs. Many years of experience with international manufacturers and suppliers have allowed the Company to purchase valve castings and semi-finished components used in its products at cost competitive prices.

         The Company has also been able to successfully compete because minimal overhead and fixed manufacturing costs have allowed it to bid and complete projects at lower prices than its competitors. Many other large traditionally structured valve manufacturers have a substantial capital investment in domestic plant and equipment along with continuing monthly maintenance and production expenses. In contrast, the Company has structured a flexible custom manufacturing, assembly, testing, and quality verification plant in Houston, Texas that is staffed by a core group of experienced, quality-oriented valve experts. The Company's specialized facility is supported and complemented by both domestic and international quality conscious valve manufacturing subcontractors that are selectively utilized on a when needed basis - only as project quality and budget requirements dictate. By outsourcing its manufacturing requirements, not only has the Company been able to minimize fixed costs, but it has also established a large network of subcontractors strategically located throughout the world that can provide annual valve manufacturing capacity exceeding $100 million.

         The Company competes against numerous valve manufacturers. Several of the Company's competitors are more established in the industry and have substantially greater manufacturing, marketing and financial resources than the Company. However, the Company plans to remain competitive by continuing to maintain strict quality standards, respond flexibly and responsibly to customers' needs, and deliver high quality products on a reliable basis and at competitive prices.

         Some of the Company's competitors include large, well-established US-based valve manufacturers with revenues in excess of $200 million, including Cooper Industries, Crane Valve Company and Zidell Corporation, among others. These large domestic-based producers, which are established domestically and internationally, are able to protect their market territories by target pricing, approval protection, and local relations. Further, their large amount of capital and reserves allow them to survive difficult economic downturns. Another group of competitors includes divisional or stand-alone US valve manufacturers with revenues between $20 million and $100 million, including TK Valve and Tom Wheatley Valve Corporation, both of which are divisions of Dresser Industries, Inc.

         The Company also competes with several international competitors located in various parts of Europe, North and South America and Asia. One group of international valve manufacturers with which the Company competes, including Kitz, Grove-Italia and PBV, are recognized, well established, international valve manufacturers with revenues between $10 million and $1 billion. The Company also competes with various low cost producers located in Eastern Europe, India and China.

BACKLOG

         The Company's total backlog of valve manufacturing contracts as of February 28, 1999 was approximately $5,800,000 (excludes aforementioned distribution backlog). Approximately 90% of the Company's present backlog of contracts is at least partially secured for payment by irrevocable letters of credit, milestones, progress payments, or wire transfer of funds at time of shipment; however, the majority of the Company's contracts are terminable by the customer without penalty. As such, there can be no assurance that the amount of backlog ultimately will be realized.

INDUSTRY OUTLOOK

         OIL AND GAS PRODUCTION, TRANSMISSION AND REFINING. Both domestic and international production, transmission and refining markets demand high quality, reliable and long-lasting products for their facilities. The domestic valve market has historically been dominated by brand name products; however, given the economics of domestic deregulation coupled with international end-user acceptance of low-bid, technically capable valve products, the international marketplace is expected to provide quality conscious, low-priced valve manufacturers like the Company with many opportunities.

         PETROCHEMICAL, CHEMICAL AND PROCESSING. Over the last few years, the Company has experienced an increasing demand from the international petrochemical and refinery industries for the Company's products. The Company's current positive outlook is directly impacted by the new construction projects regularly announced by the worldwide chemical and petrochemical industries.

         POWER GENERATION AND OTHER. The power generation, textile, pulp and paper, food, and mineral processing industries have historically comprised a modest amount of the Company's revenues and business development efforts. However, because the future of these industries is believed by management to offer the Company opportunities for growth, the Company intends to devote a greater amount of its marketing and business development efforts to these industries.

TRADEMARKS AND PROPRIETARY RIGHTS

         The Company owns 100% of the Full Port Cartridge Loaded Forged Check Valve design which has been patented with the United States Patent and Trademark Office (US Patent No. 5,522,423). The Company is also in the process of developing several other patents, including a Prescription Compact Thru-Conduit Terminal Gate Valve and a Three-Port Terminal Switch Valve. The Company has also registered the names AEV, AES, and AES Accuseal 500 with the United States Patent and Trademark Office.

RESEARCH AND DEVELOPMENT

         The Company currently conducts regular research and development activities involving the engineering and design of valve products. During the fiscal years ended February 28, 1999, 1998, and 1997, approximately $225,000, $226,000 and $400,500, respectively, was expended in connection with such activities. Management anticipates that research and development costs as a percentage of sales will not increase materially from current levels.

ENVIRONMENTAL COMPLIANCE

         The Company's operations are subject to a variety of federal, state and local laws and regulations, including laws and regulations relating to the protection of the environment. The Company is required to expend financial and managerial resources to comply with such laws and related permit requirements in its operations and anticipates that it will continue to do so in the future. Although such expenditures historically have not been material to the Company, the fact that such laws or regulations are changed frequently makes it impossible for the Company to predict the cost or impact of such laws and regulations on its future operations. Modification of existing laws or regulations or the adoption of new laws or regulations affecting the Company's operations could adversely affect the Company. The Company believes that it currently is in material compliance with all such applicable laws and regulations.

EMPLOYEES

         At February 28, 1999, the Company employed 60 persons. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES

         The principal offices and manufacturing facilities utilized and owned by AES are located in Houston, TX. These book value of these facilities amount to less than ten percent (10%) of the total assets of AES. The Company believes that its manufacturing facilities will be suitable and adequate to meet production demands of the near future. In order to take advantage of available orders, however, AES has plans to build a new facility with greater production capacity within the next year.

ITEM 3.  LEGAL PROCEEDINGS

         AES is involved in various legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amounts of ultimate liability, if any, with respect to these actions will not materially affect the financial position or future results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no matter during the fiscal quarter ended February 28, 1999 that was submitted to a vote of security holders.

                                   P A R T II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The Common Stock of AES is not currently traded on any stock exchange. In connection with a migratory merger effective August 22, 1996, pursuant to which Seahawk was merged with and into the Company, 6,198,966 shares of the AES' stock were issued to the Seahawk stockholders. Since this merger was solely for the purpose of change the domicile of the Company, this transaction was deemed not to constitute a sale in accordance with Rule 145 promulgated pursuant to the Securities Act. There has been no other issuance of stock by AES during the last three years.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         Year Ended February 28,
                                                         -----------------------
                                           1999       1998        1997        1996       1995
                                           ----       ----        ----        ----       ----
                                                 (in thousands except per share data)
Revenues                                 $ 10,800   $ 11,989   $ 10,718    $  5,552    $  8,551
Net Income (loss)                             389        109     (1,225)       (685)          2
Total assets                                8,854      6,181      7,006       5,184       3,236
Long-term debt                              1,288      1,341        491         308         262
Basic and diluted E.P.S. (a)                 0.05       0.02      (0.20)      (0.11)         --
Average shares outstanding - basic (b)      6,199      6,199      6,199       6,199          17
Average shares outstanding - diluted        6,199      6,199      6,183       6,199          17

(a) The effects of stock warrants were not included in computing diluted earnings per share because the effect was antidilutive.

(b) On August 28, 1997, AES effected a one for ten reverse stock split. The number of shares outstanding and per share amounts have been restated to reflect the split (refer to Note 10 of the Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

         This material contains "forward-looking" statements as defined in the Securities and Exchange Acts of 1933 and 1934 that could involve substantial risk and uncertainties. When expressions include words such as "anticipate", "believe", "estimate", "intend", "expect", "plan" and when similar expressions are used, they are intended to identify the statements as forward-looking. The Company relies on a variety of internal and external information to develop such statements. Due to the inherent limitations in that development process and the relatively volatile nature of the industry in which the Company operates, actual results, performance and achievements may differ materially from results suggested by these forward-looking statements.

                             RESULTS OF OPERATIONS

Fiscal Year Ended February 28, 1999 versus Fiscal Year Ended February 28, 1998

         Net sales for the Company's fiscal year ended February 28, 1999 ("fiscal 1999") decreased $1,187,007 or 10% below the fiscal year ended February 28, 1998 ("fiscal 1998"). This decrease was primarily related to delays in the completion of certain major valve projects.

         Cost of sales in fiscal 1999 decreased $1,295,984 or 14% below fiscal 1998 to $8,305,238. Gross profit for fiscal 1999 was $2,495,448 or 5% greater than the previous fiscal year. As a percentage of net sales, the Company's gross profit margin improved from 20% in fiscal 1998 to 23% in fiscal 1999.

         Operating expenses in fiscal 1999 continued the downward trend that began in fiscal 1998. Fiscal 1999 operating expenses of $1,569,419 were $157,459 or 9% below fiscal 1998. Operating expenses as a percentage of net sales were essentially the same at 14% for both fiscal years 1999 and 1998.

         Other expenses for fiscal 1999 increased $54,503 of 11% over other expenses in fiscal 1998 largely due to increased interest expense.

         Net income improved from $109,118 in fiscal 1998 to $361,857 in fiscal 1999, or an increase of 232%. This increase was largely attributable to management's continuation of certain cost control measures introduced in fiscal 1998 and further utilized during fiscal 1999.

         The increased net income in fiscal 1999 resulted in basic and diluted earnings per share of $0.05 compared to $0.02 per share in fiscal 1998.

Fiscal Year Ended February 28, 1998 versus Fiscal Year Ended February 28, 1997

         Net sales for the Company's fiscal 1998 increased $1,271,000, or 12% over the Company's fiscal year ended February 28, 1997 ("fiscal 1997"), to $11,989,000. The majority of the increase was the result of aggressive sales efforts initiated during mid-1996 to regain market presence in AES' project business.

         Cost of sales in fiscal 1998 increased $1,262,000, or 15% over fiscal 1997 to $9,601,000. Gross profit for fiscal 1998 was $2,387,000 and essentially flat when compared to the gross profit of $2,378,000 in fiscal 1997.

         Operating expenses decreased approximately $1,959,000 or 53%, to $1,727,000 for fiscal 1998 from $3,686,000 in fiscal 1997. The significant decrease in operating expenses was primarily attributable to the following factors: (I) fiscal 1997's operating expenses included $900,000 in bad debts while fiscal 1998 had only $20,000, and (ii) AES management engaged in certain cost control measures which further reduced expenses in fiscal 1998. Operating expenses as a percentage of sales decreased from 34% in fiscal 1997 to 14% in fiscal 1998.

         Other expenses were down $29,000 from fiscal 1997. The cost of financing was virtually unchanged, down $5,000 from fiscal 1997, as AES continued to utilize its project specific financing and operating lines of credit to support daily operation and organization of AES project business.

         Net income before taxes improved $1,998,000 from a fiscal 1997 pre-tax loss of $1,820,000 to a fiscal 1998 pre-tax profit of $178,000. The Company received a future income tax benefit of approximately $596,000 as a result of those losses from operation in fiscal 1997. After tax net income improved from a fiscal 1997 loss of $1,225,000 to a fiscal 1998 profit of $109,000.

         On August 28, 1997, the Company effected a 1 for 10 reverse stock split and outstanding shares decreased to approximately 6,199,000. The effect of the fiscal 1998 stock split and net income resulted in a basic and diluted income per share of $0.02.

Impact of Inflation

         An effect of inflation is to increase the prices of labor and raw materials used to manufacture AES' products, which may require periodic increases in the prices for the products to maintain gross profit margins.

Management does not consider AES to have any unique difficulty in managing the effects, if any, on its business.

Euro Conversion

         On January 1, 1999, eleven of fifteen countries which are members of the European Union, introduced the new currency unit called the "euro". Prior to the full implementation of the new currency on January 1, 2002, there will be a transition period during which parties may either use their existing currencies or the euro. However, all exchanges between currencies of the participating countries must first be converted into the euro, and then into the country's currency. Although AES has not yet completed a full evaluation of the impact of the euro, the conversion has not had nor is it expected to have a material effect on its results of operations.

                        LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of AES' liquidity during the year ended February 28, 1999 were internally generated funds, an increase in accounts payable, and proceeds from notes payable. These funds were used primarily for costs in excess of billings on uncompleted projects relating to the percentage of completion method, and also to pay down notes payable.

         During the year ended February 28, 1999, working capital improved by $325,087 to $(860,256) primarily due to the increase in cash and cash equivalents, the reduction of notes payable, and the net improvement of costs and billings on uncompleted projects. Although improved when compared to fiscal 1998, the shortage of working capital during fiscal 1999 has resulted in inefficiencies as well as lost opportunities. The Company has been successful in negotiating advance payments from many customers and has pledged against letters of credit established by customers, however, the working capital shortage has hindered operations and to some degree, profitability. For that reason, AES is actively seeking alternative sources of additional capital that may include debt restructuring, debt and equity offerings, or borrowings guaranteed by the EX-IM Bank for export sales. However, there is currently no assurance that such capital will be available when it is required or on terms that are acceptable to the Company.

         Capital expenditures for fiscal 1999 were $109,201 primarily for an upgrade of the Company's computer system and software, which was financed by a capital lease. No additional or significant capital expenditures are expected to by made in fiscal 2000, unless the efforts to reengineer cash flow and increase working capital are both successful and significant. Only upon a significant improvement in working capital and financial position will additional or significant capital expenditures be considered by management in fiscal 2000, and then only after exhaustive consideration and within very stringent guidelines.

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

         The Company has recognized the significant uncertainty associated with the Year 2000 issue and has tested it products for compliance. It is the Company's belief that substantially all necessary modifications have been made to its products.

         AES is in the process of reviewing its internal computer systems. The Company has contracted with an outside vendor to assess its internal hardware and software with regard to Year 2000 compliance. To date, no "mission critical" systems have required significant modification or replacement.

         The Company is also in the process of identifying and communicating with its suppliers and vendors where failure by such third parties to achieve Year 2000 compliance could be expected to have a material impact on the Company. For those suppliers or vendors who may pose a material risk, contingency plans will be developed.

         AES has not incurred any material expense to date with regard to the Year 2000 issue and does not expect any future expense related to the issue to be material. Any costs associated with the issued will be treated as period costs and expensed as incurred. There can be no assurance, however, that the Year 2000 will not present problems unforeseen at this time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

         Market risk inherent in financial instruments outside the financial statements is considered immaterial.

ITEM 8.  FINANCIAL STATEMENTS

         The financial statements required to be filed under this item are presented elsewhere in this report. Such financial statements are incorporated by reference under this Item 8. See the index to this information on page 16 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  P A R T III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information about the directors and executive officers of the Company:

              NAME                         AGE              POSITION
              ----                         ---              --------
         Larry S. Elliott                   51              Chairman of the Board, and Senior
                                                            Vice President

         Patrick S. Elliott                 55              Director, President, and Chief
                                                            Executive Officer

         Mark P. Elliott                    35              Director, Senior Vice President

         Cary P. McCarra                    36              Director, Senior Vice President

         Sidney J. McCarra                  47              Director, Senior Vice President

         Robert S. Love                     46              Vice President, Chief Financial
                                                            Officer

LARRY S. ELLIOTT - Larry Elliott has served as Chairman of the Board of Directors of AES since October, 1997, as President of the Company from March, 1989 until appointed Chairman, and as a director since October 1992. He has over 27 years experience in the valve industry, including extensive business travel and relationships in 45 countries. He is familiar with every major area of the Company, including sales, engineering, manufacturing, accounting and legal.

PATRICK S. ELLIOTT - Patrick Elliott has served as President of the Company since October, 1997, Chairman of the Board from March 1989 through September, 1997, as Vice President since March 1989, and as a director since October, 1992.

MARK P. ELLIOTT - Mark Elliott has served as a director of the Company since October, 1992, and as Vice President since March 1989. During that time, he has been responsible for marketing and selling the Company's valves and services to the oil and petrochemical industry. He is currently Senior Vice President of Sales and leads the efforts of the Company's Sales Department.

CARY P. MCCARRA - Cary McCarra has served as a director of the Company since October 1992, and as Vice President since March 1989. He has nearly 20 years experience in the valve industry, including welding, machining, assembly and testing. He is currently Senior Vice President and is responsible for on-site inspection tours of all current and potential Company vendors, including auditing Quality Assurance programs and witnessing procedure implementation.

 SIDNEY J. MCCARRA - Sidney McCarra has served as director of the Company since October 1992 and as Vice President since March 1989, and is currently Senior Vice President. He has been active in the valve manufacturing and re-manufacturing industry since 1974. He has served as Vice President of Procurement and Vice President of Operations. He has been responsible for purchasing valve products and equipment, including parts, machinery and valves, and for managing day to day operations, including accounting, collections, shipping, receiving, and sales. He is currently responsible for locating and approving new quality vendors, negotiating vendor contracts, and performing management duties for all foreign operations as it relates to product distribution and project business.

ROBERT S. LOVE - Robert Love is the most recent addition to the Company's management team (April 1999) and will serve as Vice President and Chief Financial Officer. He has over twenty years experience in the financial management of both small companies and Fortune 500 companies. His most recent experience was with the former Daniel Industries, Inc. a $300 million flow control company recently acquired by Emerson Electric. While responsible for the financial management of the company overall, his initial responsibilities include, but are not limited to, financial reporting, implementation of (Manufacturing Resource Planning (MRP II), assisting with the implementation of listing/trading AES stock on a major exchange, and cash flow reengineering.

ITEM 11.  EXECUTIVE COMPENSATION

         The following compensation table sets forth certain information regarding compensation paid during the fiscal year ended February 28, 1999 to the executives of the Company.

                                 SUMMARY COMPENSATION TABLE

                  NAME AND
                  PRINCIPAL        FISCAL              SALARY              BONUS
                  POSITION          YEAR                ($)                 ($)
                  --------         -----               ------              -----
         Larry S. Elliott
         Senior Vice President      1999              $ 111,000             -----

         Patrick S. Elliott
         President                  1999              $  90,000             -----

         Mark P. Elliott
         Senior Vice President      1999              $  90,000             -----

         Cary P. McCarra
         Senior Vice President      1999              $  90,000             -----

         Sidney J. McCarra
         Senior Vice President      1999              $  90,000             -----

         Robert S. Love
         Vice President             1999                 N/A                 N/A

         Currently there are no options, benefit plans nor employment agreements between the Company and the officers, with the following exception:

         The Company secured the services of Robert S. Love under an employment agreement dated April 21, 1999. Further, this agreement includes the issuance of 40,000 stock options granted by the Company to Robert S. Love, to be vested 20% annually with a strike price of $1.00 per share.

COMPENSATION OF DIRECTORS - No director of the Company received any form of compensation from the Company for any services provided as a director, for committee participation, or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of February 28, 1999 by:
(I) each person known to the Company to own more than five percent (5%) of any class of the Company's voting securities; (ii) each director of the Company; and (iii) all directors and officers as a group.

             TITLE             NAME AND ADDRESS        AMOUNT AND NATURE           PERCENT
            OF CLASS         OF BENEFICIAL OWNER      OF BENEFICIAL OWNER          OF CLASS
            --------         -------------------      -------------------          --------
          Common Stock     Larry S. Elliott (1)           1,708,678.2               27.56%
                           5319 Mandell
                           Houston, TX 77005

          Common Stock     Patrick S. Elliott (2)         1,767,457.8               28.51%
                           2608 Green Tee
                           Pearland, TX 77581

          Common Stock     Mark P. Elliott                  883,728.9               14.26%
                           3504 E. Circle Drive
                           Pearland, TX 77581

          Common Stock     Sidney J. McCarra              1,237,425.5               19.96%
                           1903 Orchard Country
                           Houston, TX 77062

          Common Stock     Cary P. McCarra                  294,576.3                4.75%
                           3663 Nasa Road 1, #301
                           Seabrook, TX 77586

          Common Stock     All directors and              5,891,867.7               95.05%
                           officers as a group

         Unless otherwise indicated, all shares of Common Stock were held directly with sole voting and investment powers.

1. Includes 1,708,679.2 shares owned by the Larry S. Elliott Trust for the benefit of Ross S. Elliott and Laura Elise Elliott, the children of Larry S. Elliott. Larry S. Elliott, as trustee of this trust, has sole voting and dispositive power over the trust assets.

2. Includes 1,767,457.8 shares owned by the Pat S. Elliott Trust for the benefit of Mark P. Elliott, Shannon Elliott and Michelle Elliott, the children of Pat S. Elliott. Pat S. Elliott, as trustee of this trust, has sole voting and dispositive power over the trust assets.

The Company is not aware of any arrangement which might result in a change of control in the future.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company intends that any transactions between the Company and its officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to the Company than those reasonably obtainable from third parties.

                                   P A R T IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)      Documents Filed as a Part of this Report

                                                                                                 Page
                                                                                                 ----
              1.       Financial Statements

                       Report of management....................................................   19
                       Report of independent accountants.......................................   20
                       Balance sheets at February 28, 1999 and 1998............................   21 - 22
                       Statements of operations for the years ended February 28,
                              1999 and 1998....................................................   23
                       Statements of stockholders' equity for the years ended
                              February 28, 1999, 1998 and 1997.................................   24
                       Statements of cash flows for the years ended February 28,
                              1999 and 1998....................................................   25 - 26
                       Notes to financial statements...........................................   27 - 34

              2. All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes listed above.

              3.       Exhibits

              Exhibit
              Number                     Description
              -------                    -----------
              2.1      Articles of Incorporation of the Company, filed as
                       Exhibit 2.1 of AES' Report on Form 10-SB filed August
                       19, 1998, and incorporated by reference herein.

              2.2      Articles of Merger of Seahawk Overseas Exploration
                       Corporation with and into the Company, filed as Exhibit
                       2.2 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

              2.3      Bylaws of the Company, filed as Exhibit 2.3 of AES'
                       Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

              2.4 Form of Common Stock Certificate, filed as Exhibit 2.4 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

              2.5      Common Stock Purchase Warrant of Murphy & Co., filed as
                       Exhibit 2.5 of AES' Report on Form 10-SB filed August
                       19, 1998, and incorporated by reference herein.

              6.1      Promissory Note dated November 17, 1997 executed by the
                       Company in favor of Metrobank, N.A., in the original principal amount of $1,200.000, filed as Exhibit 6.1 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

              6.2      Promissory Note dated May 2, 1998 executed by the
                       Company in favor of Metrobank, N.A., in the original principal amount of $2,000,000, filed as Exhibit 6.2 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

              6.3      Security Agreement dated May 2, 1998 executed by the
                       Company in favor of Metrobank, N.A., in the original principal amount of $2,000,000, filed as Exhibit 6.3 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

              6.4      Promissory Note dated February 2, 1998 executed by the
                       Company in favor of Metrobank, N.A., in the original principal amount of $644, 465, filed as Exhibit 6.4 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

              6.5 Security Agreement dated February 2, 1998 executed by the Company in favor of Metrobank, N.A., in the original principal amount of $644,465, filed as Exhibit 6.5 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

              10.1 *Employment Agreement dated April 21, 1999 between AES and Robert S. Love.

              23       Consent of Simonton, Kutac & Barnidge, L.L.P.

              27       Financial Data Schedule

              99.1     Schedule II - Valuation of Qualifying Accounts

o        Management Contract or compensatory plan or agreement.

         The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefor, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.

         (b) AES did not file any report on Form 8-K during the year ended February 28, 1999.

SIGNATURES

         As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                          AMERICAN ENERGY SERVICES, INC.
                                                  (REGISTRANT)

Date:    July 14, 1999                    By:  /s/  LARRY S. ELLIOTT
                                               ---------------------
                                               Larry S. Elliott
                                               Chairman of the Board

         As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                                           DATE
---------                                   -----                                           ----
/s/  LARRY S. ELLIOTT                       Senior Vice President and Chairman
------------------------------------        of the Board                                July 14, 1999

/s/  PATRICK S. ELLIOTT                     President, Chief Executive Officer and
------------------------------------        Director (Principal Executive Officer)      July 14, 1999

/s/  ROBERT S. LOVE                         Vice President and Chief Financial
------------------------------------        Officer (Principal Financial and
                                            Accounting Officer)                         July 14, 1999

/s/  SIDNEY J. McCARRA                      Senior Vice President and Director          July 14, 1999
------------------------------------

/s/  MARK P. ELLIOTT                        Senior Vice President and Director          July 14, 1999
------------------------------------

/s/  CARY P. McCARRA                        Senior Vice President and Director          July 14, 1999
------------------------------------

                              REPORT OF MANAGEMENT

         The accompanying financial statements of American Energy Services, Inc. and its consolidated subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's judgment and estimates.

         The Company maintains a system of internal controls, including accounting controls. AES believes that its system of internal controls provides reasonable assurance that assets are safeguarded against losses from unauthorized use or disposition and that financial records are reliable for use in preparing financial statements.

         Management also recognizes its responsibility for conducting the Company's affairs according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in policy statements regarding, among other things, conduct of the Company's business activities within the laws of the countries in which the AES operates and avoidance of potentially conflicting outside business interests by the Company's employees.



/s/  PATRICK S. ELLIOTT
-----------------------
Patrick S. Elliott
President and Chief Executive Officer

/s/  ROBERT S. LOVE
-------------------
Robert S. Love
Vice President and Chief Financial Officer


July 14, 1999

                          Independent Auditors' Report


June 25, 1999

The Board of Directors
American Energy Services, Inc.

We have audited the accompanying balance sheets of American Energy Services, Inc. as of February 28, 1999, and 1998 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended February 28, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Energy Services, Inc. February 28, 1999, and 1998 and the results of its operations and cash flows for the years ended February 28, 1999, 1998, and 1997, in conformity with generally accepted accounting principles.



SIMONTON, KUTAC & BARNIDGE, L.L.P.

Houston, Texas

                         AMERICAN ENERGY SERVICES, INC.

                                 BALANCE SHEETS

                                     ASSETS



                                                                     February 28,
                                                          ----------------------------------
                                                               1999               1998
                                                          ---------------    ---------------
Current Assets:
   Cash and cash equivalents                              $       353,510    $        13,786
   Certificates of deposit                                         11,223             17,380
   Accounts receivable - trade net of allowance for
   doubtful accounts of $0 and $20,000                            153,191            516,921
   Accounts receivable - other                                     68,767             60,686
   Income tax receivable                                          147,543            147,543
   Prepaids and other                                             103,834            100,081
   Costs in excess of billings on
     uncompleted contracts                                      4,056,295          1,169,885
   Inventories                                                  1,337,095          1,495,016
                                                          ---------------    ---------------
       Total Current Assets                                     6,231,458          3,521,298

Property, Plant and Equipment:
   Machinery and equipment                                      1,307,682          1,307,682
   Furniture and fixtures                                         327,541            219,840
   Vehicles                                                        81,553             81,553
   Building and improvements                                      221,241            219,741
   Land                                                            76,894             76,894
                                                          ---------------    ---------------

                                                                2,014,911          1,905,710
Less: accumulated depreciation                                   (749,677)          (614,725)
                                                          ---------------    ---------------
                                                                1,265,234          1,290,985

Trademarks, patents and drawings                                  992,086            877,967
Less: accumulated amortization                                   (254,721)          (163,937)
                                                          ---------------    ---------------
                                                                  737,365            714,030

Deferred tax asset                                                473,371            500,224

Other Assets                                                      147,029            154,399
                                                          ---------------    ---------------
       Total Assets                                       $     8,854,457    $     6,180,936
                                                          ===============    ===============


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        February 28,
                                                               -----------------------------
                                                                    1999            1998
                                                               -------------   -------------

Current Liabilities:
   Notes payable                                               $   2,393,763   $   2,668,000
   Current portion of long-term obligations                          168,313         144,122
   Current portion of capital leases                                  53,723          36,520
   Accounts payable and accrued expenses                           4,330,762       1,658,970
   Billings in excess of costs on uncompleted contracts              145,153         199,029
                                                               -------------   -------------

       Total Current Liabilities                                   7,091,714       4,706,641
                                                               -------------   -------------

Long-term obligation, net of current portion                       1,153,374       1,245,316
Capital leases, net of current portion                                78,325          59,492

Commitments and Contingencies                                             --              --

Stockholders' Equity:
   Capital stock - no par value, 10,000,000 shares
     authorized; 6,198,966 shares issued and outstanding             218,583         218,583
   Retained earnings (accumulated deficit)                           312,761         (49,096)
                                                               -------------   -------------

       Total Stockholders' Equity                                    531,344         169,487
                                                               -------------   -------------

       Total Liabilities and Stockholders' Equity              $   8,854,457   $   6,180,936
                                                               =============   =============


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                            STATEMENTS OF OPERATIONS



                                                               For the Years Ended
                                                                   February 28,
                                                --------------------------------------------------
                                                     1999              1998             1997
                                                --------------    --------------    --------------

Net sales                                       $   10,800,686    $   11,988,693    $   10,717,563

Cost of sales                                        8,305,238         9,601,222         8,339,696
                                                --------------    --------------    --------------

          Gross Profit                               2,495,448         2,387,471         2,377,867

Operating expenses                                   1,569,419         1,726,878         3,686,306
                                                --------------    --------------    --------------

     Income (loss) from operations                     926,029           660,593        (1,308,439)

Other expenses (income):
     Interest, net                                     540,813           499,955           504,982
     Other, net                                         (3,494)          (17,139)            6,829
                                                --------------    --------------    --------------

                                                       537,319           482,816           511,811
                                                --------------    --------------    --------------

          Net income (loss) before taxes               388,710           177,777        (1,820,250)

Income tax (expense) benefit                           (26,853)          (68,659)          595,625
                                                --------------    --------------    --------------

          Net income (loss)                     $      361,857    $      109,118    $   (1,224,625)
                                                ==============    ==============    ==============

Basic and diluted income (loss) per share       $         0.05    $         0.02    $        (0.20)
                                                ==============    ==============    ==============

Basic and diluted weighted average shares
             outstanding                             6,198,966         6,198,966         6,198,966
                                                ==============    ==============    ==============



    The accompany notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)







                                                                                Retained            Total
                                                    Capital Stock               Earnings/       Stockholders'
                                           -------------------------------       (Accum.          Equity/
                                               Shares            Amount          Deficit)        (Deficit)
                                           --------------   --------------   --------------    --------------

Balance at February 28, 1996                    6,198,966   $      154,105   $    1,066,411    $    1,220,516

Net loss                                               --               --       (1,224,625)       (1,224,625)
                                           --------------   --------------   --------------    --------------

Balance at February 28, 1997                    6,198,966          154,105         (158,214)           (4,109)

Preferential distribution of
  net Seahawk assets                                   --           64,478               --            64,478

Net income                                             --               --          109,118           109,118
                                           --------------   --------------   --------------    --------------

Balance at February 28, 1998                    6,198,966   $      218,583   $      (49,096)   $      169,487

Net income                                             --               --          361,857           361,857
                                           --------------   --------------   --------------    --------------

Balance at February 28, 1999                    6,198,966   $      218,583   $      312,761    $      531,344
                                           ==============   ==============   ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                            STATEMENTS OF CASH FLOWS



                                                                        For the Years Ended
                                                                             February 28,
                                                              -----------------------------------------
                                                                  1999           1998           1997
                                                              -----------    -----------    -----------

Cash Flows from Operating Activities:
   Net income (loss)                                          $   361,857    $   109,118    $(1,224,625)
   Adjustments to reconcile net income (loss) to
     cash provided (used )by operating activities:
      Depreciation and amortization                               225,736        209,407        145,196
      Provision for bad debts                                     105,476         20,000             --
   Loss on disposal of fixed assets                                    --             --          3,392
   Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                 250,173        872,899       (742,199)
       Decrease in income tax receivable                               --         10,000         75,990
       (Increase) decrease in costs in excess of billings
         on uncompleted contracts                              (2,886,410)    (1,104,949)       392,677
       Decrease in inventories                                    157,921        924,563        122,252
       (Increase) decrease in prepaids and other                   (3,753)       (69,024)        78,982
       Decrease (increase) in deferred tax asset                   26,853         68,659       (568,883)
       Increase in other assets                                     7,370        (93,631)       (37,107)
       (Decrease) increase in accounts payable                  2,671,792       (419,106)        60,649
       (Decrease) increase in other liabilities                     2,643             --             --
       Increase in billings in excess of costs
         on uncompleted contracts                                 (53,876)        19,988        179,041
       (Decrease) in deferred income tax liability                     --             --        (26,742)
                                                              -----------    -----------    -----------

           Net Cash Provided (Used) by Operating Activities       860,496        547,924     (1,541,377)

Cash Flows from Investing Activities:
   Purchase of property, plant and equipment                     (109,201)       (49,527)      (176,014)
   Purchase of trademarks, patents and drawings                  (114,119)      (341,783)      (284,452)
   Purchase of certificates of deposit                              6,157        (12,164)            --
                                                              -----------    -----------    -----------
       Net Cash Used in Investing Activities                     (217,163)      (403,474)      (460,466)

Cash Flows from Financing Activities:
   Proceeds from long-term obligations                            129,798      1,199,460         13,749
   Payments of long-term obligations                             (159,170)      (541,217)      (192,468)
   Proceeds from note payable                                   1,053,827      1,554,589      5,451,094
   Payments of note payable                                    (1,328,064)    (2,808,801)    (2,908,777)
   Cash distribution to pre-merger shareholders of
      Seahawk                                                          --         (6,491)            --
                                                              -----------    -----------    -----------
       Net Cash (Used) Provided by Financing Activities          (303,609)      (602,460)     2,363,598
                                                              -----------    -----------    -----------


Net (decrease) increase in cash and cash equivalents              319,724       (458,010)       361,755

Cash and cash equivalents at beginning of year                     13,786        471,796        110,041
                                                              -----------    -----------    -----------

Cash and cash equivalents at end of year                      $   353,510    $    13,786    $   471,796
                                                              ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.



                                                                          For the Years Ended
                                                                               February 28,
                                                          ------------------------------------------------------
                                                                  1999             1998             1997
                                                          ----------------   ----------------   ----------------

Supplemental cash flow information:
   Cash paid during the years for
     Interest                                             $        489,571   $        505,929   $        536,187
                                                          ================   ================   ================
     Income taxes                                         $             --   $             --   $             --
                                                          ================   ================   ================
   Noncash transactions
     Equipment acquired under long-term obligations       $             --   $         77,192   $        490,404
                                                          ================   ================   ================


   The accompanying notes are an integral part of these financial statements.

                            AMERICAN ENERGY SERVICES

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Energy Services, Inc. is a manufacturer of custom-engineered flow control valves. The Company has sales to customers located throughout the world.

In January 1996, AES completed a merger with Seahawk Overseas Exploration Company (Seahawk), a California corporation. Seahawk acquired 100% of the outstanding common shares of AES through the issuance of 58,918,677 shares of its common stock. The acquisition was accounted for as a purchase with AES as the acquirer (reverse acquisition). AES's previous shareholders received 95% of the outstanding stock of the combined enterprise. Under the terms of the merger agreement, the Company merged with AES in to a newly formed Texas corporation for the purpose of changing both its domicile from California to Texas and its name to "American Energy Services, Inc."

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statement follows.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid short-term investments with a maturity of ninety days or less from the purchase date to be cash equivalents. At February 28, 1999, all certificates of deposit have a maturity of greater than ninety days and secure outstanding letters of credit.

INVENTORIES - Inventories consist of valve parts and finished goods. Inventories are valued at the lower of cost or market using the average cost method, which approximates First-in and First-out (FIFO).

REVENUE RECOGNITION - Revenues from the sale of flow control valves are recorded when the products are shipped or when title passes.

Revenues on long-term contracts involving a system of control flow valves for a single installation are recorded using the percentage-of-completion method commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The portion of the total contract price accrued is based on the ratio of costs incurred to date to total estimated costs on each contract. Losses, if any to be incurred on contracts in progress, are charged to income in full as soon as they become apparent.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Estimated service lives are as follows:


                                                                        Estimated
                                                                         Service
                                                                          Lives
                                                                      --------------

Machinery and equipment                                                    15 years
Furniture and fixtures                                                   5-10 years
Vehicles                                                                    5 years
Building and improvements                                              5-31.5 years

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TRADEMARKS, PATENTS AND DRAWINGS - Trademarks, patents and drawings are stated at cost. Amortization is provided in amounts sufficient to relate the cost of amortizable assets to operations over their estimated services lives on a straight-line basis. Estimated service lives are as follows:


                                                                           Estimated
                                                                            Service
                                                                              Lives
                                                                           -----------

 Trademarks                                                                 10 years
 Patents                                                                    17 years
 Drawings                                                                   10 years

INCOME TAXES - Deferred income taxes are reported for temporary differences between items of income or expense REPORTED IN THE FINANCIAL STATEMENTS AND THOSE REPORTED FOR INCOME TAX PURPOSES. For income tax purposes, the Company depreciates property, plant and equipment using accelerated methods.

USE OF ESTIMATES - In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement, established standards for reporting and displaying comprehensive income and its components in the financial statements. Under this statement, the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings in the stockholder's equity section of the balance sheet. The Company has no other items of other comprehensive income.

EARNINGS (LOSS) PER SHARE - Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share has been computed by dividing net income by the weighted average number of shares plus common stock equivalents outstanding during the period, computed using the treasury stock method.

RECLASSIFICATIONS -- Certain reclassifications have been made to prior year amounts in order to conform to the current year classifications.

                          NOTES TO FINANCIAL STATEMENTS



NOTE 2 - CONTRACTS IN PROGRESS

Information regarding long-term contracts in progress are as follows:



                                                                                                   February 28,
                                                                                        -------------------------------
                                                                                             1999            1998
                                                                                        --------------   --------------
     Expenditures on uncompleted contracts                                              $    4,876,186   $    1,416,787
     Estimated earnings thereon                                                              2,909,811          565,943
                                                                                        --------------   --------------
         Costs and estimated earnings on uncompleted contracts                               7,785,997        1,982,730
     Less billings applicable thereto                                                        3,874,855        1,011,874
                                                                                        --------------   --------------
         Total contracts in progress                                                    $    3,911,142   $      970,856
                                                                                        ==============   ==============

   Included in accompanying balance sheet under following captions:

     Costs in excess of billings on uncompleted contracts                               $    4,056,295   $    1,169,885
     Billings in excess of costs on uncompleted contracts                                      145,153         (199,029)
                                                                                        --------------   --------------
         Total contracts in progress                                                    $    3,911,142   $      970,856
                                                                                        ==============   ==============


NOTE 3 - NOTES PAYABLE



Notes payable consist of the following:                                                         February 28,
                                                                                        -------------------------------
                                                                                             1999             1998
                                                                                        --------------   --------------
Note payable to a bank with interest at prime (7.75% at February 28, 1999) due with principal, principal advances are due on demand, but if no demand is made, then in monthly installments of $18,658 including interest, secured by
   substantially all assets of the Company.                                             $      220,771   $      644,465

Line of credit agreement with a bank with interest at prime plus 0.5% (8.25% at
   February 28, 1999) due monthly, providing for maximum borrowings of
   $2,000,000, secured by substantially all assets of the Company. Principal advances are due on demand; line matures on March 31, 1999 and is collateralized by substantially all assets of the
   Company.                                                                                  2,000,000        2,000,000

Factoring agreement with Murphy Venture Partners with
   26.5% interest; maturing November, 2004.                                                    150,000               --

An unsecured line of credit agreement with a bank with interest at prime plus
   1.5% (9.25% at February 28, 1999) due on demand, providing for maximum
   borrowings of $24,000.                                                                       22,992           23,535
                                                                                        --------------   --------------
         Total notes payable                                                            $    2,393,763   $    2,668,000
                                                                                        ==============   ==============

                          NOTES TO FINANCIAL STATEMENTS



NOTE 4 - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:


                                                                       February 28,
                                                               ---------------------------
                                                                   1999            1998
                                                               ------------   ------------

Note payable to a bank due in monthly installments of
   $16,192, including interest at prime plus 2%
   (9.75% at February 28, 1999); due February 17,
   2008, collateralized by machinery equipment,
   furniture, fixtures and patents.                            $  1,144,599   $  1,200,000
Note payable to a bank; due in monthly installments
   of $3,410, including interest at 10.5%; due
   October 5, 2002; collateralized by land, building,
   equipment and inventory                                          131,627        156,093
Three notes payable to a bank; due in monthly
   installments of $371, $231, and $479,
   including interest at 7.5%, 10.5%, and
   9.75%; due February 1999 and
   August 21, 1999; collateralized by automobiles                    20,584         33,345
Revolving credit facility (unsecured); 9.25% interest
   at February 28, 1999; payable monthly                             24,577             --
                                                               ------------   ------------
Total long-term debt                                              1,321,387      1,389,438
   Less:  portion due within one year                               168,313        144,122
                                                               ------------   ------------
      Long-term debt                                           $  1,153,374   $  1,245,316
                                                               ============   ============


Approximate future maturities of long-term obligations as of February 28, 1999 are as follows:


 For the Years Ended
 -------------------

        2000                                               $       168,313
        2001                                                       247,729
        2002                                                       237,352
        2003                                                       224,988
     Thereafter                                                    367,415
                                                           ---------------
                                                           $     1,245,797
                                                           ===============

                          NOTES TO FINANCIAL STATEMENTS



NOTE 5 - CAPITAL LEASES

The Company is the lessee of certain equipment under capital leases expiring in various years through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of the related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

Following is a summary of equipment held under capital leases:


                                               February 28,
                                      ----------------------------
                                          1999             1998
                                      ------------    ------------

Machinery and equipment               $     56,782    $     56,782
Furniture and fixtures                     146,257          73,976
                                      ------------    ------------
                                           203,039         130,758
  Less accumulated depreciation            (35,074)        (20,324)
                                      ------------    ------------
                                      $    167,965    $    110,434
                                      ============    ============

Future minimum lease payments under capital leases as of February 28, 1999 are as follows:


          For the Years Ended
          -------------------

                 2000                                               $       53,723
                 2001                                                       52,566
                 2002                                                       39,915
                 2003                                                       13,435
                                                                    --------------

Total minimum lease payments                                               159,639

                Less amount representing interest                          (27,591)

                Present value of net minimum lease payments         $      132,048
                                                                    ==============

Interest rates on capitalized leases vary and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company leases office space under an operating lease expiring in 1999. For the years ended February 28, 1999 and 1998, such lease payments amounted to $41,891 and $49,642.

The minimum future rental commitments under operating leases total $30,540 and are to be paid during fiscal year 2000.

                          NOTES TO FINANCIAL STATEMENTS




NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

At February 28, 1999, the Company had $6,301,218 of outstanding letters of credit.

The Company is engaged in various lawsuits either as plaintiff or defendant. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial statements.

NOTE 7 - INCOME TAXES

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

The expense (benefit) for income taxes consists of the following:




                                                                      For the Years Ended
                                                                          February 28,
                                                               -----------------------------------
                                                                  1999        1998          1997
                                                               ---------    ---------    ---------
  Current                                                      $      --    $      --           --
  Deferred                                                        26,853       68,659     (595,625)
                                                               ---------    ---------    ---------

Total  expense (benefit)                                       $  26,853    $  68,659    $(595,625)
                                                               =========    =========    =========

A reconciliation of income taxes computed at the statutory Federal income tax rate and income taxes reported in the statements of earnings follows:



                                                                      For the Years Ended
                                                                          February 28,
                                                               -----------------------------------
                                                                  1999        1998          1997
                                                               ---------    ---------    ---------
Tax at statutory rate                                          $  67,408    $  60,444    $(618,885)
Non-deductible expenses                                            2,617        6,614       20,740
Other                                                            (43,172)       1,601        1,601
                                                               ---------    ---------    ---------
     Total expense (benefit)                                   $  26,853    $  68,659    $(595,625)
                                                               =========    =========    =========

The long-term deferred tax asset results from the following:


                                                                      For the Years Ended
                                                                          February 28,
                                                               -----------------------------------
                                                                  1999        1998          1997
                                                               ---------    ---------    ---------

     Bases differences in intangibles and fixed assets         $(393,327)   $(448,551)   $(304,055)
     Net operating loss carryforward                             870,742      938,148      862,311
     Miscellaneous costs capitalized for tax purposes             (4,044)      10,627       10,627
                                                               ---------    ---------    ---------
                                                               $ 473,371    $ 500,224    $ 568,883
                                                               =========    =========    =========

                          NOTES TO FINANCIAL STATEMENTS

The Internal Revenue Service is examining the Company's Federal Income Tax return for the year ended February 28, 1993. Management believes that the ultimate resolution of the examination will not have a substantial effect upon the Company's financial condition or results of operation.

NOTE 8 - SIGNIFICANT CUSTOMERS

The Company had sales to one customer that constituted 30% of net sales for the year ended February 28, 1999 and 31% of net sales for the year ended February 28, 1998.

Foreign sales were 92% and 93% of total sales in 1999 and 1998, respectively.

NOTE 9 - WARRANTS

The Company has issued warrants to the lead investment banker to purchase 5% of the equity of the Company for approximately $51,000 and are exercisable for a period of five years after the date of the merger. The number of shares authorized for grant under this warrant agreement amounted to 309,948 as of February 28, 1999 and 1998. No warrants have been exercised.

NOTE 10 - REVERSE STOCK SPLIT

On August 28, 1997, the Company effected a one for ten reverse stock split. To effect the split, the Company's authorized, no par stock decreased to 10,000,000 shares and issued and outstanding shares decreased to 6,198,966 shares.

All references in the accompanying financial statements to the number of common shares and per share amounts for 1998 have been restated to reflect the stock split.

NOTE 11 - EARNINGS (LOSS) PER SHARE

The following data shows the amounts used in computing earnings (loss) per share and the effect on the weighted average number of shares of dilutive potential common stock.



                                                                                February 28,
                                                               ------------------------------------------
                                                                    1999           1998           1997
                                                               ------------   ------------   ------------

Income (loss) available to common stockholders
       used in basic and diluted earnings per share            $    388,710   $    109,118   $ (1,224,625)
                                                               ------------   ------------   ------------

Weighted average number of common shares used
       in basic earnings (loss) per share                         6,198,966      6,198,966      6,198,966

  Effect of stock warrants                                               --             --        (16,452)
                                                               ------------   ------------   ------------

Weighted number of common shares and diluted
  potential common stock used in dilutive
       earnings (loss) per share                                  6,198,966      6,198,966      6,182,154
                                                               ============   ============   ============

                          NOTES TO FINANCIAL STATEMENTS

The effects of stock warrants were not included in computing diluted earnings
(loss) per share in 1999 because their effects were antidilutive.

NOTE 12 - PREFERENTIAL DISTRIBUTION

In accordance with the merger agreement, the Company made a preferential distribution of the net assets of Seahawk to the pre-merger shareholders of Seahawk. The net assets distributed were as follows:


Cash                                                                   $         6,491
Land                                                                             9,676
Note payable to Directors of Seahawk                                           (80,645)
                                                                       ---------------
                                                                       $       (64,478)
                                                                       ===============

                               INDEX TO EXHIBITS

   Exhibit
   Number               Description
   -------              -----------

     2.1 Articles of Incorporation of the Company, filed as Exhibit 2.1 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

     2.2 Articles of Merger of Seahawk Overseas Exploration Corporation with and into the Company, filed as Exhibit 2.2 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

     2.3       Bylaws of the Company, filed as Exhibit 2.3 of AES' Report on
               Form 10-SB filed August 19, 1998, and incorporated by reference herein.

     2.4       Form of Common Stock Certificate, filed as Exhibit 2.4 of AES'
               Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

     2.5       Common Stock Purchase Warrant of Murphy & Co., filed as Exhibit
               2.5 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

     6.1 Promissory Note dated November 17, 1997 executed by the Company in favor of Metrobank, N.A., in the original principal amount of $1,200.000, filed as Exhibit 6.1 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

     6.2 Promissory Note dated May 2, 1998 executed by the Company in favor of Metrobank, N.A., in the original principal amount of $2,000,000, filed as Exhibit 6.2 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

     6.3 Security Agreement dated May 2, 1998 executed by the Company in favor of Metrobank, N.A., in the original principal amount of $2,000,000, filed as Exhibit 6.3 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

     6.4 Promissory Note dated February 2, 1998 executed by the Company in favor of Metrobank, N.A., in the original principal amount of $644, 465, filed as Exhibit 6.4 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

     6.5 Security Agreement dated February 2, 1998 executed by the Company in favor of Metrobank, N.A., in the original principal amount of $644,465, filed as Exhibit 6.5 of AES' Report on Form 10-SB filed
               August 19, 1998, and incorporated by reference herein.

     10.1      *Employment Agreement dated April 21, 1999 between AES and Robert
               S. Love.

     23        Consent of Simonton, Kutac & Barnidge, L.L.P.

     27        Financial Data Schedule

     99.1      Schedule II - Valuation of Qualifying Accounts
