Form 10QSB
period 1999-05-31
AMERICAN ENERGY SERVICES INC
filed 1999-07-26
CIK 1068205

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                  For the transition period from _____ to _____

                          Commission file number _____

                         AMERICAN ENERGY SERVICES, INC.

            Texas                                         76-0279288
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                        7224 Lawndale, Houston, TX 77012
                    ----------------------------------------
                    (Address of principal executive offices)

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

         As of July 14, 1999, there were 6,198,966 shares of Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                         AMERICAN ENERGY SERVICES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                May 31,     February 28,
                                                                 1999          1999
                                                             -----------    -----------
Current Assets:
           Cash and cash equivalents                         $    (8,157)   $   353,510
           Certificates of deposit                                11,223         11,223
           Accounts receivable - trade, net of $0 reserves     1,203,580        153,191
           Accounts receivable - other                            76,706         68,767
           Income tax receivable                                 147,543        147,543
           Prepaids and other                                    103,834        103,834
           Costs in excess of billings on uncompleted
                   contracts                                   3,883,689      4,056,295
           Inventories                                         1,637,145      1,337,095
                                                             -----------    -----------

                   Total Current Assets                        7,055,563      6,231,458

Property, Plant and Equipment:
           Machinery and equipment                             1,307,682      1,307,682
           Furniture and fixtures                                327,541        327,541
           Vehicles                                               81,553         81,553
           Buildings and Improvements                            221,241        221,241
           Land                                                   76,894         76,894
                                                             -----------    -----------
                                                               2,014,911      2,014,911
Less:      accumulated depreciation                             (771,690)      (749,677)
                                                             -----------    -----------
                                                               1,243,221      1,265,234

Trademarks, patents, and drawings                              1,050,128        992,086
Less:      accumulated amortization                             (270,712)      (254,721)
                                                             -----------    -----------
                                                                 779,416        737,365

Deferred tax asset                                               473,371        473,371

Other assets                                                     147,029        147,029
                                                             -----------    -----------

           Total Assets                                      $ 9,698,600    $ 8,854,457
                                                             ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                           BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           May 31,    February 28,
                                                                            1999         1999
                                                                         ----------   ----------
Current Liabilities:
           Notes Payable                                                 $2,352,526   $2,393,763
           Current portion of long-term obligations                         168,313      168,313
           Current portion of capital leases                                 53,723       53,723
           Accounts payable and accrued expenses                          4,136,393    4,330,462
           Billings in excess of costs on uncompleted
                   contracts                                              1,276,066      145,153
                                                                         ----------   ----------

                   Total Current Liabilities                              7,987,021    7,091,414

Long-term obligation, net of current portion                              1,124,727    1,153,374
Capital leases, net of current portion                                       64,894       78,325
                                                                         ----------   ----------

                   Total Liabilities                                      9,176,642    8,323,113

Stockholders' Equity:
           Capital stock - no par value, 10,000,000 shares
                   authorized; 6,198,966 shares issued and outstanding      218,583      218,583
           Retained earnings                                                303,375      312,761
                                                                         ----------   ----------

                   Total Stockholders' Equity                               521,958      531,344
                                                                         ----------   ----------

                   Total Liabilities and Stockholders' Equity            $9,698,600   $8,854,457
                                                                         ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                Three Months Ended
                                                                     May 31,
                                                          ----------------------------
                                                              1999             1998
                                                          -----------      -----------
Net Sales                                                 $ 1,403,120      $ 2,404,918

Cost of sales                                               1,051,502        1,759,825
                                                          -----------      -----------

           Gross profit                                       351,618          645,093

Operating expenses                                            246,486          407,203
                                                          -----------      -----------

           Income (loss) from operations                      105,132          237,890

Other expenses (income):
           Interest, net                                      116,501          100,475
           Other, net                                          (1,983)          (1,174)
                                                          -----------      -----------

                                                              114,518           99,301
                                                          -----------      -----------

           Net income (loss) before taxes                      (9,386)         138,589

Income tax (expense) benefit                                        0          (45,750)
                                                          -----------      -----------

           Net income (loss)                              $    (9,386)     $    92,839
                                                          ===========      ===========

Basic and diluted income (loss) per share                 $    ($0.00)     $     $0.01
                                                          ===========      ===========

Basic and diluted weighted average shares outstanding       6,198,966        6,198,966
                                                          ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                             May 31,
                                                                                  ----------------------------
                                                                                      1999              1998
                                                                                  -----------      -----------
Cash Flows from Operating Activities:
           Net income (loss)                                                      $    (9,386)     $    91,022
           Adjustments to reconcile net income (loss) to cash provided
           (used) by operating activities:
                   Depreciation and amortization                                       38,004           49,041
           Changes in operating assets and liabilities:
                   Decrease (increase) in accounts receivable                      (1,058,328)         332,427
                   (Increase) decrease in costs in excess of billings on
                        uncompleted contracts                                         172,606         (965,688)
                   (Increase) in inventories                                         (300,050)        (115,181)
                   (Increase) in prepaids and other                                        --           (9,720)
                   Decrease in deferred tax asset                                          --           45,750
                   (Decrease) increase in accounts payable                           (194,369)         272,548
                   Increase in other liabilities                                          300               --
                   Increase in billings in excess of cost on uncompleted
                        contracts                                                   1,130,913          508,008
                                                                                  -----------      -----------
                             Net Cash Provided (Used) by Operating Activities        (220,310)         208,207

Cash Flows from Investing Activities:
           (Purchase) of property, plant and equipment                                     --           (5,241)
           (Purchase) of trademarks, patents and drawings                             (58,042)          (6,381)
           (Purchase) of certificates of deposit                                           --          (15,000)
                                                                                  -----------      -----------
                             Net Cash Provided (Used) in Investing Activities         (58,042)         (26,622)

Cash Flows from Financing Activities:
           Net (payments) on lines of credit                                          (41,237)        (173,062)
           Net (payments) on long-term obligations                                    (42,078)         (20,400)
                                                                                  -----------      -----------
                             Net Cash (Used) Provided by Financing Activities         (83,315)        (193,462)

Net (decrease) increase in cash and cash equivalents                                 (361,667)         (11,877)

Cash and cash equivalents at beginning of period                                      353,510           13,786
                                                                                  -----------      -----------

Cash and cash equivalents at end of period                                        $    (8,157)     $     1,909
                                                                                  ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                            AMERICAN ENERGY SERVICES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - GENERAL

         The foregoing financial statements have been prepared from the books and records of American Energy Services, Inc. ("AES" or the "Company") without audit. In the opinion of management all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of results for the interim periods presented, are reflected in the financial statements.

         These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report of Form 10-KSB for the fiscal year ended February 28, 1999.

NOTE 2 - Revenue Recognition

         Revenues are recorded when flow control valves sold are shipped or when title passes. In most instances, sales involve a system of valves for a single installation and require long-term contracts. When jobs on a long-term contract progress to a point where final results can be estimated with reasonable accuracy, the percentage-of-completion method is utilized. Based on the ratio of costs incurred to date to the total estimated costs of the contracts, a portion of the total contract price is accrued as revenue. If any losses on a contract-in-progress become apparent, that loss is charged against the job in the period it was recognized.

NOTE 3 - Income Taxes

         A pre-tax income or loss results in an income tax expense or benefit, respectively. With pre-tax income, the tax expense is easily calculated and accrued at the standard corporate rate. The income tax benefit on a pre-tax loss, however, is much more difficult to estimate and accrue, and therefore could be significantly different than the true tax benefit. With the pre-tax loss incurred in the first fiscal quarter, it is the opinion of management that the most conservative approach would be to defer accruing any income tax benefit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

         This material contains "forward-looking" statements as defined in the Securities and Exchange Acts of 1933 and 1934 that could involve substantial risk and uncertainties. When expressions include words such as "anticipate", "believe", "estimate", "intend", "expect", "plan", and when similar expressions are used, they are intended to identify the statements as forward-looking. American Energy Services, Inc. ("AES" or the "Company") relies on a variety of internal and external information to develop such statements. Due to the inherent risks and limitations in that development process and the relatively volatile nature of the industry in which the Company operates, actual results, performance and achievements may differ materially from results suggested by these forward-looking statements.

                              RESULTS OF OPERATIONS

Quarter Ended May 31, 1999 versus Quarter Ended May 31, 1998

         Revenues for the three months ended May 31, 1999 were $1,403,000 compared to $2,405,000 for the same period in 1998. The decline in revenues can be attributed to the focus on percentage-of-completion ("POC") billing for the year ended February 28, 1999, hindering the billing of POC jobs in the first quarter.

         Although cost of sales was down $708,000, the gross margin for the quarter ended May 31, 1999 was down $293,000 versus the quarter ended May 31, 1998. This was largely due to the aforementioned focus on the end of the fiscal year billing of POC jobs for the most recent year-end.

         Operating expenses decreased $160,717 to $246,000 in the current period due to the Company's continuous and concerted efforts to reduce overhead.

         Interest and other expenses for the three months ended May 31, 1999 increased $15,000 compared to the same period of last year.

                         LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of the Company's liquidity for the three months ended May 31, 1999 were cash available at the beginning of the year coupled with the net costs and billings on uncompleted contracts. These funds were used for the reduction of short-term and long-term debt, and can also be attributed to increased trade accounts receivable and inventories.

         During the quarter ended May 31, 1999, the working capital deficit increased $101,000 when compared to the deficit at February 28, 1999 of $860,000. The short-term cash flows have been inadequate to overcome the working capital deficit, thus hindering AES' ability to take advantage of slightly improved economic conditions as well as it's ability to move forward more aggressively with the Company's strategic plans. However, the Company has successfully negotiated advance payments from many customers and has pledged against letters of credit established by customers. Further, AES is aggressively pursuing alternative sources of capital to overcome the working capital deficit. These alternatives may include debt restructuring, debt and equity offerings, borrowings guaranteed by the EX-IM Bank for export sales, or cash flow reengineering. Because of the aggressive pursuit of such alternatives, the Company anticipates improvement in its financial position. However, there is no guarantee that such improvements will occur, nor that such capital will be available when it is required or on terms that are acceptable to the Company.

         There were no capital expenditures during the quarter ended May 31, 1999, nor are any planned or expected in the near term. Only upon a very significant improvement in the Company's financial position, will capital expenditures be considered, and then only after diligent consideration and within stringent guidelines.

                                    YEAR 2000

         The year 2000 ("Y2K") issue is the inability of computer systems to recognize the change in year from 1999 to 2000. The issue affects both information technology ("IT") and non-IT systems. Because non-IT systems are typically embedded technology, these are more difficult to assess than IT systems and often require replacement rather than repair.

         AES has recognized the significant uncertainty associated with the Y2K issue and has tested its products for compliance. It is the Company's belief that substantially all necessary modifications have been made to its products.

         However, the Company is still in the process of reviewing its internal computer systems. An outside vendor has been contracted to assess the Company's internal hardware and software with regard to Y2K compliance. No "mission critical" systems have required significant modification or replacement to date.

         AES is also in the process of identifying and communicating with its suppliers and vendors where failure by such third parties to achieve Y2K compliance could have a material impact on the Company. For those suppliers or vendors who may pose a material risk, contingency plans are in development.

         The Company has not incurred any material expense to day with regard to the Y2K issue, nor does it expect any future expense related to the issue to be material. Any costs associated with the issue will be treated as period costs and expensed as incurred. There can be no assurance, however, that the Y2K issue will not present problems unforeseen at this time.

                          P A R T II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a materially adverse affect on the Company's results of operations or financial position.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits

              27       --       Financial Data Schedule

         b)   Reports of Form 8-K

              None

                                 EXHIBIT INDEX

 Exhibit 27 - Financial Data Schedule