Form 10QSB
period 1999-08-31
AMERICAN ENERGY SERVICES INC
filed 1999-10-14
CIK 1068205

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT

                 For the transition period from _____ to _____

                         Commission file number 0-24819

                         AMERICAN ENERGY SERVICES, INC.
                         ------------------------------

                      Texas                                 76-0279288
         -------------------------------       ---------------------------------
         (State or other jurisdiction of       (IRS Employer Identification No.)
         incorporation or organization)

                        7224 Lawndale, Houston, TX 77012
                        --------------------------------
                    (Address of principal executive offices)

                                  713-928-5311
                                  ------------
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
         As of October 12, 1999, there were 6,948,966 shares of Common Stock outstanding.

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                         AMERICAN ENERGY SERVICES, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                             August 31,       February 28,
                                                                               1999              1999
                                                                            -----------       -----------

Current Assets:
           Cash and cash equivalents                                        $   256,197       $   353,510
           Certificates of deposit                                               11,223            11,223
           Accounts receivable - trade, net of $19,924 and $0 reserves          378,464           153,191
           Accounts receivable - other                                           97,125            68,767
           Income tax receivable                                                147,543           147,543
           Prepaids and other                                                   117,776           103,834
           Costs in excess of billings on uncompleted
                  contracts                                                   3,897,058         4,056,295
           Inventories                                                        1,859,588         1,337,095
                                                                            -----------       -----------

                  Total Current Assets                                        6,764,974         6,231,458

Property, Plant and Equipment:
           Machinery and equipment                                            1,307,682         1,307,682
           Furniture and fixtures                                               327,541           327,541
           Vehicles                                                             102,369            81,553
           Buildings and Improvements                                           221,241           221,241
           Land                                                                  76,894            76,894
                                                                            -----------       -----------
                                                                              2,035,727         2,014,911
Less: accumulated depreciation                                                 (804,719)         (749,677)
                                                                            -----------       -----------
                                                                              1,231,008         1,265,234

Trademarks, patents, and drawings                                             1,050,228           992,086
Less: Accumulated amortization                                                 (294,847)         (254,721)
                                                                            -----------       -----------
                                                                                755,381           737,365

Deferred tax asset                                                              468,590           473,371

Other assets                                                                    147,029           147,029
                                                                            -----------       -----------

           Total Assets                                                     $ 9,366,982       $ 8,854,457
                                                                            ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                           BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              August 31,      February 28,
                                                                                 1999             1999
                                                                              ----------      ------------

Current Liabilities:
           Notes Payable                                                      $2,622,818      $2,393,763
           Current portion of long-term obligations                              175,825         168,313
           Current portion of capital leases                                      53,723          53,723
           Accounts payable and accrued expenses                               3,114,126       4,330,462
           Billings in excess of costs on uncompleted
                  contracts                                                      837,300         145,153
                                                                              ----------      ----------

                  Total Current Liabilities                                    6,803,792       7,091,414

Long-term obligation, net of current portion                                   1,147,461       1,153,374
Capital leases, net of current portion                                            78,325          78,325
                                                                              ----------      ----------

                  Total Liabilities                                            8,029,578       8,323,113

Stockholders' Equity:
           Common stock, $.001 par value, 10,000,000 shares authorized,
                  6,948,966 and 6,198,966 shares issued
                                                                                   6,949           6,199
           Capital in excess of par value                                        964,633         212,384
           Retained earnings                                                     365,822         312,761
                                                                              ----------      ----------

                  Total Stockholders' Equity                                   1,337,404         312,761
                                                                              ----------      ----------

                  Total Liabilities and Stockholders' Equity                  $9,366,982      $8,635,874
                                                                              ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                        Three Months Ended                     Six Months Ended
                                                             August 31,                            August 31,
                                                  -------------------------------       -------------------------------
                                                      1999               1998               1999               1998
                                                  ------------       ------------       ------------       ------------

Net Sales                                         $  2,042,307       $  2,601,736       $  3,445,427       $  5,006,654

Cost of sales                                        1,433,907          1,970,468          2,485,409          3,730,293
                                                  ------------       ------------       ------------       ------------

          Gross profit                                 608,400            631,268            960,018          1,276,361

Operating expenses                                     387,170            478,697            633,656            885,900
                                                  ------------       ------------       ------------       ------------

          Income (loss) from operations                221,230            152,571            326,362            390,461

Other expenses (income):
          Interest, net                                155,975            142,807            272,476            243,282
          Other, net                                    (1,972)              (313)            (3,955)            (1,487)
                                                  ------------       ------------       ------------       ------------

                                                       154,003            142,494            268,521            241,795
                                                  ------------       ------------       ------------       ------------

          Net income (loss) before taxes                67,227             10,077             57,841            148,666

Income tax (expense) benefit                            (4,781)            (2,480)            (4,781)           (48,230)
                                                  ------------       ------------       ------------       ------------

          Net income (loss)                       $     62,446       $      7,597       $     53,060       $    100,436
                                                  ============       ============       ============       ============

Basic income (loss) per share                     $       0.01       $       0.00       $       0.01       $       0.02
                                                  ============       ============       ============       ============
Diluted income (loss) per share                   $       0.01       $       0.00       $       0.01       $       0.02
                                                  ============       ============       ============       ============

Basic shares outstanding                             6,948,966          6,198,966          6,948,966          6,198,966
                                                  ============       ============       ============       ============
Diluted shares outstanding                           7,636,414          6,508,914          7,636,414          6,508,914
                                                  ============       ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                           Three Months Ended             Six Months Ended
                                                                                August 31,                    August 31,
                                                                       ---------------------------   ---------------------------
                                                                           1999           1998           1999           1998
                                                                       ------------   ------------   ------------   ------------

Cash Flows from Operating Activities:
  Net income (loss)                                                    $     62,446   $     97,928   $     53,060   $     97,928
  Adjustments to reconcile net income (loss) to cash provided
  (used) by operating activities:
        Depreciation and amortization                                        57,164        111,571         95,168        111,571
  Changes in operating assets and liabilities:
        Increase (decrease) in accounts receivable                          804,697       (333,918)      (253,631)      (333,918)
        (Increase) decrease in costs in excess of billings on
             uncompleted contracts                                          (13,369)    (1,540,018)       159,237     (1,540,018)
        (Increase) decrease in inventories                                 (222,443)       201,445       (522,493)       201,445
        (Increase) decrease in prepaids and other accrued liabilities       (13,942)         8,332        (13,942)         8,332
        Decrease in deferred tax asset                                        4,781         48,230          4,781         48,230
        Increase (decrease) in accounts payable & accrued expenses       (1,022,267)     1,032,952     (1,216,336)     1,032,952
        Increase (decrease) in billings in excess of cost on
             uncompleted contracts                                         (438,766)       404,271        692,147        404,271
                                                                       ------------   ------------   ------------   ------------
                  Net Cash Provided (Used) by Operating Activities         (781,699)        30,793     (1,002,009)        30,793

Cash Flows from Investing Activities:
  (Purchase) of property, plant and equipment                               (20,816)        (8,307)       (20,816)        (8,307)
  (Purchase) of trademarks, patents and drawings                               (100)        (6,381)       (58,142)        (6,381)
  (Purchase) of certificates of deposit                                          --        (30,648)            --        (30,648)
                                                                       ------------   ------------   ------------   ------------
                  Net Cash Provided (Used) in Investing Activities          (20,916)       (45,336)       (78,958)       (45,336)

Cash Flows from Financing Activities:
  Capital contributions in excess of par value                              753,000              0        753,000              0
  Net increase in lines of credit                                           270,292         60,427        229,055         60,427
  Net increase (decrease) on long-term obligations                           43,677        (46,533)         1,599        (46,533)
                                                                       ------------   ------------   ------------   ------------
                  Net Cash (Used) Provided by Financing Activities        1,066,969         13,894        983,654         13,894

Net increase (decrease) in cash and cash equivalents                        264,354           (649)       (97,313)          (649)

Cash and cash equivalents at beginning of period                             (8,157)        13,786        353,510         13,786
                                                                       ------------   ------------   ------------   ------------

Cash and cash equivalents at end of period                             $    256,197   $     13,137   $    256,197   $     13,137
                                                                       ============   ============   ============   ============


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

         These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report of Form 10-KSB for the fiscal year ended February 28, 1999 as well as the Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 1999.

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

                             RESULTS OF OPERATIONS

Three Months Ended August 31, 1999 versus Three Months Ended August 31, 1998

         Revenues for the three months ended August 31, 1999 were $2,042,000 compared to $2,602,000 for the same period in 1998. The decline in revenues can be largely attributed to the down-turn in oil pricing and many of the Company's customers in the energy industry waiting out the decline before committing to new orders.

         While cost of sales was down 27% or $537,000, the gross profit for the fiscal quarter ended August 31, 1999 was down as well at 4% below the three-month period ended August 31, 1998. This was primarily due to the reasons cited above regarding the down-turn in oil pricing and the energy industry in general.

         Operating expenses decreased $339,000, or 71% from the same period in prior fiscal year as a result of the Company's diligent efforts to reduce these expenses to increase profitability in the disappointing economic environment in which the Company had to operate during the current period. This effort is, has been, and will continue to be one of key focus by AES management regardless of economic conditions of the industry.

         Interest and other expenses for the three months ended August 31, 1999 increased $12,000 compared to the same period of last year. However, this too, is an area of continued management focus as is discussed further in the Liquidity and Capital Resources section below.

Six Months Ended August 31, 1999 versus Six Months Ended August 31, 1998

         Revenues for the six months ended August 31, 1999 were $3,445,000 or $1,561,000 down from the same period of last year. Although this unfavorable variance is considered significant, the Company is cautiously encouraged since 64% of the variance occurred in the first quarter of this fiscal period. Once again, the unfavorable variance is largely attributable to economic market conditions in the industry in which AES operates.

         Cost of sales for the six month period ended August 31, 1999 was down $1,245,000 as would be expected with lower that prior year revenues. Further, gross profit dollars were down 25% compared to the same period of last year. However, gross profit was 28% as a percent of revenues in the current period, compared to only 25% in the same period of last year.

         Operating expenses were down $252,000 in the six months ended August 31, 1999 compared to the six months ended August 31, 1998. This can be attributed to the aforementioned efforts of AES to reduce these costs, which has included, among other initiatives, a reduction in force.

         Interest and other expenses for the six months of the current fiscal year increased $27,000 compared to the same period of last year.



                        LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of the Company's liquidity for the six months ended August 31, 1999 included cash available at the beginning of the year and more significantly capital contributed by private investors. These funds were primarily used for the reduction of accounts payable, coupled with an increase in inventories.

         During the six months ended August 31, 1999, the working capital deficit improved to $39,000 when compared to the deficit at February 28, 1999 of $860,000. In the past, short-term cash flows have been inadequate in the past to overcome the working capital deficit. However, AES management's continuing efforts to raise capital been benefited the Company's working capital position, as well as it's ability to move forward with an aggressive five year strategic plan. Management is continually striving to improve it working capital position as well as grow the Company through a variety of alternatives. These alternatives may include, but are not limited to, debt restructuring, debt and equity offerings, cash flow reengineering, joint ventures, mergers and acquisitions. Because of the aggressive pursuit of such alternatives, the Company anticipates imminent improvement in its financial position. However, there is no guarantee that such improvements will occur, nor that such capital will be available when it is required or on terms that are acceptable to the Company.

         Capital expenditures during the six months ended August 31, 1999 included a note for a vehicle necessitated by the retirement of another. Only upon a continued and significant improvement in the Company's financial position, will capital expenditures be considered, and then only after diligent consideration and within stringent guidelines.

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

         However, the Company is still in the process of reviewing its internal computer systems. An outside vendor has assessed the Company's internal hardware and most of its software with regard to Y2K compliance. No "mission critical" systems have required significant modification or replacement, other than the management information system discussed below.

         The Company recently contracted with Global Solutions ("InFiSy") for installation and implementation of a new management information system. The new system will replace an obsolete legacy system. The decision during 1998 to replace the existing system was influenced by the costs associated with making the obsolete system Y2K compliant. However, the decision was made primarily due to the need for a fully integrated MRP II (Material Resource Planning) system, the efficiencies to be gained, and the reasonable, very favorable terms under which InFiSy will be acquired. The cost of the InFiSy system, which will be amortized over its expected useful life is approximately $50,000, exclusive of some possible internal costs of installation.

         AES is also in the process of identifying and communicating with its suppliers and vendors where failure by such third parties to achieve Y2K compliance could have a material impact on the Company. For those suppliers or vendors who may pose a material risk, contingency plans are in development.

         Other than the capital expenditure for the InFiSy system, which will be spread over nine months, the Company has absorbed approximately $8,000 to date for expenses related to the Y2K project. The additional cost estimated to bring the project to completion is $15,000, which will be treated as a period cost and expensed as incurred.




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