Form 10QSB
period 1999-11-30
AMERICAN ENERGY SERVICES INC
filed 2000-01-25
CIK 1068205

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT

                  For the transition period from _____ to _____

                         Commission file number 0-24819

                         AMERICAN ENERGY SERVICES, INC.

               Texas                                    76-0279288
  -------------------------------            --------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

                        7224 Lawndale, Houston, TX 77012
                    ----------------------------------------
                    (Address of principal executive offices)

                                  713-928-5311
                           ---------------------------
                           (Issuer's telephone number)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

           As of January 14, 2000, there were 6,948,966 shares of Common Stock outstanding.

                          PART 1. FINANCIAL STATEMENTS


ITEM 1.    FINANCIAL STATEMENTS

                         AMERICAN ENERGY SERVICES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                         November 30,      February 28,
                                                                             1999              1999
                                                                         ------------      ------------
Current Assets:
           Cash and cash equivalents                                     $    (75,853)     $    353,510
           Certificates of deposit                                             11,223            11,223
           Accounts receivable - trade, net of $4,387 and $0 reserves          83,352           153,191
           Accounts receivable - other                                        105,148            68,767
           Income tax receivable                                              147,543           147,543
           Prepaids and other                                                 117,776           103,834
           Costs in excess of billings on uncompleted
                   contracts                                                4,191,568         4,056,295
           Inventories                                                      1,854,198         1,337,095
                                                                         ------------      ------------

                   Total Current Assets                                     6,434,955         6,231,458

Property, Plant and Equipment:
           Machinery and equipment                                          1,307,682         1,307,682
           Furniture and fixtures                                             329,524           327,541
           Vehicles                                                            83,423            81,553
           Buildings and Improvements                                         221,241           221,241
           Land                                                                76,894            76,894
                                                                         ------------      ------------
                                                                            2,018,764         2,014,911
Less:      accumulated depreciation                                          (828,261)         (749,677)
                                                                         ------------      ------------
                                                                            1,190,503         1,265,234

Trademarks, patents, and drawings                                           1,050,774           992,086
Less:      accumulated amortization                                          (327,028)         (254,721)
                                                                         ------------      ------------
                                                                              723,746           737,365

Deferred tax asset                                                            473,371           473,371

Other assets                                                                  197,528           147,029
                                                                         ------------      ------------

           Total Assets                                                  $  9,020,103      $  8,854,457
                                                                         ============      ============


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                           BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         November 30,      February 28,
                                                                             1999              1999
                                                                         ------------      ------------
Current Liabilities:
           Notes Payable                                                 $  2,585,064      $  2,393,763
           Current portion of long-term obligations                           175,825           168,313
           Current portion of capital leases                                   52,182            53,723
           Accounts payable and accrued expenses                            2,622,049         4,330,462
           Billings in excess of costs on uncompleted
                   contracts                                                1,044,926           145,153
                                                                         ------------      ------------

                   Total Current Liabilities                                6,480,046         7,091,414

Long-term obligation, net of current portion                                1,106,861         1,153,374
Capital leases, net of current portion                                        106,950            78,325
                                                                         ------------      ------------

                   Total Liabilities                                        7,693,857         8,323,113

Stockholders' Equity:
           Common stock, $0 par value, 10,000,000 shares authorized,
                   6,948,966 and 6,198,966 shares issued and outstanding        6,949             6,199
           Capital in excess of par value                                     964,633           212,384
           Comprehensive Income (Loss)                                              0                0
           Retained earnings                                                  354,664           312,761
                                                                         ------------      ------------

                   Total Stockholders' Equity                               1,326,246           531,344
                                                                         ------------      ------------

                   Total Liabilities and Stockholders' Equity            $  9,020,103      $  8,854,457
                                                                         ============      ============


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended          Nine Months Ended
                                                   November 30,               November 30,
                                           --------------------------   -------------------------
                                               1999           1998         1999          1998
                                           -----------    -----------   -----------   -----------
Net Sales                                  $ 1,794,175    $ 3,108,235   $ 5,239,602   $ 8,114,889

Cost of sales                                1,273,251      2,405,698     3,758,660     6,136,148
                                           -----------    -----------   -----------   -----------

          Gross profit                         520,924        702,537     1,480,942     1,978,741

Operating expenses                             396,894        391,033     1,030,550     1,278,619
                                           -----------    -----------   -----------   -----------

          Income (loss) from operations        124,030        311,504       450,392       700,122

Other expenses (income):
          Interest, net                        134,686        128,551       407,162       370,425
          Other, net                             5,283           (979)        1,328        (1,393)
                                           -----------    -----------   -----------   -----------

                                               139,969        127,572       408,490       369,032
                                           -----------    -----------   -----------   -----------

          Net income (loss) before taxes       (15,939)       183,932        41,902       331,090

Income tax (expense) benefit                     4,781        (60,698)            0      (108,928)
                                           -----------    -----------   -----------   -----------

          Net income (loss)                $   (11,158)   $   123,234   $    41,902   $   222,162
                                           ===========    ===========   ===========   ===========

Basic earnings (loss) per common share     $     (0.00)   $      0.02   $      0.01   $      0.04
                                           ===========    ===========   ===========   ===========

Diluted earnings (loss) per common share   $     (0.00)   $      0.02   $      0.01   $      0.04
                                           ===========    ===========   ===========   ===========

Average shares outstanding                   6,528,636      6,198,966     6,764,034     6,198,966
                                           ===========    ===========   ===========   ===========

Average diluted shares outstanding           7,010,602      6,198,966     7,324,593     6,198,966
                                           ===========    ===========   ===========   ===========


                         AMERICAN ENERGY SERVICES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended                     Nine Months Ended
                                                       November 30,                          November 30,
                                            ---------------------------------     -------------------------------
                                                1999               1998               1999              1998
                                            --------------     --------------     --------------     ------------
Net income (loss)                           $      (11,158)    $      123,234     $       41,902     $    222,162
Other comprehensive income (loss)                       --                 --                 --               --
                                            --------------     --------------     --------------     ------------
Comprehensive income (loss)                 $      (11,158)    $      123,234     $       41,902     $    222,162
                                            ==============     ==============     ==============     ============


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                              Three Months Ended             Nine Months Ended
                                                                                  November 30,                  November 30,
                                                                          --------------------------    --------------------------
                                                                             1999           1998           1999           1998
                                                                          -----------    -----------    -----------    -----------
Cash Flows from Operating Activities:
       Net income (loss)                                                  $   (11,158)   $   123,234    $    41,902    $   221,162
       Adjustments to reconcile net income (loss) to cash provided
       (used) by operating activities:
            Depreciation and amortization                                      55,723         57,020        150,891        168,591
       Changes in operating assets and liabilities:
            Decrease in receivables                                           323,470        605,542         69,839        271,624
            (Increase) decrease in inventories                                  5,390        (49,293)      (517,103)       152,152
            (Increase) in costs in excess of billings on uncompleted
                 contracts                                                   (294,510)    (3,751,342)      (135,273)    (5,291,360)
            (Decrease) increase in accounts payable and accrued expenses     (492,045)     1,890,857     (1,708,381)     1,899,189
            Increase in billings in excess of cost on uncompleted
                 contracts                                                    207,626        134,376        899,773        538,647
            Increase (decrease) in other assets/liabilities,net              (292,252)     1,397,541       (225,907)     2,478,723
                                                                          -----------    -----------    -----------    -----------
                      Net Cash Provided (Used) by Operating Activities       (497,756)       407,935     (1,424,259)       438,728

Cash Flows from Investing Activities:
       Retirement (purchase) of property, plant and equipment                  24,669       (102,145)         3,853       (110,452)
       Retirement (purchase) of trademarks, patents and drawings              116,830       (107,739)        58,688       (114,120)
       Redemption (purchase) of certificates of deposit                            --         34,358             --          3,710
                                                                          -----------    -----------    -----------    -----------
                      Net Cash Provided (Used) in Investing Activities        141,499       (175,526)        62,541       (220,862)

Cash Flows from Financing Activities:
       Capital contributions in excess of par                                       0              0        753,000              0
       Net (payments) on lines of credit                                       37,753       (283,519)       191,302       (223,092)
       Net (payments) on long-term obligations                                (13,546)        41,478        (11,947)        (5,055)
                                                                          -----------    -----------    -----------    -----------
                      Net Cash (Used) Provided by Financing Activities         24,207       (242,041)       932,355       (228,147)

Net (decrease) in cash and cash equivalents                                  (332,050)        (9,632)      (429,363)       (10,281)

Cash and cash equivalents at beginning of period                              256,197         13,137        353,510         13,786
                                                                          -----------    -----------    -----------    -----------

Cash and cash equivalents at end of period                                $   (75,853)   $     3,505    $   (75,853)   $     3,505
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

           These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report of Form 10-KSB for the fiscal year ended February 28, 1999 and the Quarterly Reports on Form 10-QSB for the fiscal quarters ended May 31, 1999 and August 31, 1999.

NOTE 2 - REVENUE RECOGNITION

           Revenues are recorded when flow control valves sold are shipped or when title passes. Title usually passes from seller to buyer when goods are shipped. However, in a few instances, the buyer will pay just prior to shipment. In these relatively rare occasions, AES considers title to have passed to the buyer.

           Generally AES sales involve a system of valves for a single installation and require long-term contracts. When jobs on a long-term contract progress to a point where final results can be estimated with reasonable accuracy, the percentage-of-completion method is utilized. Based on the ratio of costs incurred to date to the total estimated costs of the contracts, a portion of the total contract price is accrued as revenue. If any losses on a contract-in-progress become apparent, that loss is charged against the job in the period in which it was recognized.

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

                              RESULTS OF OPERATIONS

Three Months Ended November 30, 1999 versus Three Months Ended November 30, 1998

           Revenues for the three months ended November 30, 1999 were $1,794,000 compared to $3,108,000 for the same period in 1998. The decline in revenues can be largely attributed to the down-turn in oil pricing and many of the Company's customers in the energy industry waiting out the decline before committing to new orders.

           Cost of sales and gross profit for the fiscal quarter ended November 30, 1999 were down when compared to the same quarter in the prior year. This too, can be attributed to the downturn in the energy industry. As a percentage of revenues however, the gross profit for the three-month period ended November 30, 1999 was 29% compared to 23% gross profit experienced in the same three months of the previous year.

           Operating expenses increased $6,000, or 1.5% from the same period in prior fiscal year, largely attributable to increased legal and travel expenses generally associated with raising working capital. These expenses were offset to some degree by a reduction of headcount and employee hours.

           Interest and other expenses for the three months ended November 30, 1999 increased $12,000 compared to the same period of 1998. Management has continued its efforts to reduce interest expense through the restructuring of debt. This debt restructuring is expected to be in place by the end of the fourth fiscal quarter, and is further addressed in the Liquidity and Capital Resources section below.

Nine Months Ended November 30, 1999 versus Nine Months Ended November 30, 1998

           Revenues for the nine months ended November 30, 1999 were $5,240,000 or $2,875,000 or 35% below the same period of last year. Although significantly off from prior year revenues, management is cautiously optimistic about the upcoming year with oil pricing now reflecting an upward trend to levels that generally increase order activity.

           Cost of sales for the nine month period ended November 30, 1999 was down considerably when compared to the same period in 1998, as would be expected with lower revenues. Gross profit dollars were also unfavorable when compared to the previous year. However, gross profit as percentage of revenues was 28% in the nine months ended November 30, 1999 compared to 24% in the nine months ended November 30, 1998 primarily due to product mix and improved operating efficiencies.

           Operating expenses were down $248,000 in the nine months ended November 30, 1999 compared to the nine months ended November 30, 1998. This can be attributed to the aforementioned efforts of AES to reduce these costs, which has included, among other initiatives, a reduction in force.

           Interest and other expenses for the nine months of the current fiscal year increased $39,000 compared to the same period of last year primarily due to the interest expense associated with an increase in notes payable.

                         LIQUIDITY AND CAPITAL RESOURCES

           The primary sources of the Company's liquidity for the nine months ended November, 1999 included cash available at the beginning of the year, and more significantly, capital contributed by private investors in a 506D equity offering. These funds were primarily used for the reduction of accounts payable, coupled with an increase in inventories.

           During the nine months ended November 30, 1999, the working capital deficit improved to $45,000 when compared to the deficit at February 28, 1999 of $860,000. In the past, short-term cash flows have been inadequate in the past to overcome the working capital deficit. However, AES management's continuing efforts to raise capital been benefited the Company's working capital position, as well as it's ability to move forward with an aggressive five year strategic plan. Management is continually striving to improve it working capital position as well as grow the Company through a variety of alternatives. These alternatives may include, but are not limited to, debt restructuring, debt and equity offerings, cash flow reengineering, joint ventures, mergers and acquisitions. Because of the aggressive pursuit of such alternatives, the Company anticipates imminent improvement in its financial position. However, there is no guarantee that such improvements will occur, nor that such capital will be available when it is required or on terms that are acceptable to the Company.

           Capital expenditures during the nine months ended November 30, 1999 included a note for a vehicle necessitated by the retirement of another. Only upon a continued and significant improvement in the Company's financial position, will capital expenditures be considered, and then only after diligent consideration and within stringent guidelines.

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

           AES is also in the process of identifying and communicating with its suppliers and vendors where failure by such third parties to achieve Y2K compliance could have a material impact on the Company. For those suppliers or vendors who may pose a material risk, contingency plans are in place.

           Other than the capital expenditure for the InFiSy system, which will be spread over nine months, the Company has absorbed approximately $13,000 to date for expenses related to the Y2K project. The additional cost estimated to bring the project to completion is $5,000, which will be treated as a period cost and expensed as incurred.

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

         b)   Reports of Form 8-K

              None

                                 EXHIBIT INDEX



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  27     --       Financial Data Schedule