Form 10KSB40/A
period 1999-02-28
AMERICAN ENERGY SERVICES INC
filed 2000-03-15
CIK 1068205

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                FORM 10-KSB/A - 1

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


         Seahawk Overseas Exploration Corporation, a California corporation ("Seahawk") was formed in November 1988 to conduct the international operations of Seahawk Oil International Corporation ("SOIC"). In January 1989, in conjunction with a planned sale of certain domestic producing oil properties by SOIC, the shares of stock of Seahawk were distributed to the shareholders of SOIC, who number over 3000. Seahawk continued operations with little or no success up until the time of the merger with Old AES, a Texas corporation. In January 1996, Old AES was merged with and into Seahawk pursuant to an Agreement and Plan of Merger by and between Old AES and Seahawk. In accordance with the terms of the merger, (I) Seahawk became the surviving entity although its names was changed to "American Energy Services, Inc." and (ii) shares of Seahawk stock were issued to the seven stockholders of Old AES (i.e. the current AES directors). In February 1996, a new corporation was formed under the name American Energy Services, Inc., a Texas corporation ("New AES"). Subsequent to the formation of New AES, Seahawk merged with and into New AES to maintain the historic domicile of Old AES in Texas and to retain the historical business name. In addition, the merger was intended to provide the Company with a legal entity which could enter the public company domain and ultimately, provide potential captial through the sale of registered securities. The effect of this merger has been that the Company was able to acquire approximately 1,500 shareholders formerly owning shares of Seahawk stock. As used herein, references to "AES" or the "Company" refer to New AES, its subsidiaries and predecessors.


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

Suppliers and Subcontractors


         The Company purchases nearly all castings, forgings, and certain finished or semi-finished components used in its products from domestic and international suppliers, including foundries and forging companies, bolt distributors and soft good distributors. AES performs most of the finished machining for the Company's engineered products. The Company also assembles valve components, and performs pressure testing and final preparation of the finished product. The Company maintains an approved vendor list of sub-suppliers and sub-assemblies for the final manufacture of equipment by AES for its clients. Over the past eight years AES has developed a working relationship with a substantial number of suppliers and sub-vendors. Management believes that these approved vendors provide adequate availability of alternative sources of quality supplies for use by the Company. During the year ended February 28, 1999, of all components purchased by AES for its fiscal 1999 sales, the Company purchased from its leading sub-vendors, DHV and Stoos, 34% and 12%, respectively. However, the Company has not entered into any agreements or contracts with either of these leading sub-vendors except for the placement of specific purchase orders related to the Company's course of business. AES sources its sub-vendors on a continuing, as needed basis. Terms of sale between the Company and the sub-vendors are generally either C.O.D. or under an Irrevocable Letter of Credit payment.


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

         The Company seeks to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Some of the Company's principal customers include Daelim Engineering and Construction Corporation ("Daelim"), Kuwait Oil Corporation, Petroleos Mexicanos, Bechtel Corporation, EcoPetrol, British Petroleum, and Parsons Engineering. During the company's fiscal year ended February 28, 1997, sales to the Company's four largest customers accounted for 59% of the Company's net sales. For years ended February 28, 1999 and 1998, sales to the Company's largest customer, Daelim in fiscal 1999 and Techint Cotecol S. A. in fiscal 1998, accounted for 30% and 31% of the Company's net sales, respectively. Due to the nature of the Company's operations, it is anticipated that significant portions of future revenues may continue to be attributable to a few customers, although it is likely that the identity of such customers will change from period to period. Techint Cotecol SA down-sized it's development, in which AES strongly participated. For this reason, management believes Techint Cotecol will provide less than 10% of the gross sales for AES during 1999. Because of the Company's range of gate, globe, check and ball valves and the variety of applications available to the valves sold by the Company, the Company maintains a broad customer base within the various industries it serves.



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

BACKLOG


         The Company's total backlog of valve manufacturing contracts as of February 28, 1999 was approximately $5,800,000 (excludes aforementioned distribution backlog). Approximately 90% of the Company's present backlog of contracts is at least partially secured for payment by irrevocable letters of credit, milestones, progress payments, or wire transfer of funds at time of shipment; however, the majority of the Company's contracts are terminable by the customer without penalty. Certain of the Company's contracts include a "cancellation for convenience" section, which provides for AES recovery of costs incurred to date and related profits. As such, there can be no assurance that the amount of backlog ultimately will be realized.


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

ITEM 6.  SELECTED FINANCIAL DATA

                                                    Year Ended February 28,
                                        --------------------------------------------------
                                         1999      1998      1997       1996       1995
                                        --------  --------  --------   --------   --------
                                             (in thousands except per share data)
Revenues                                $ 10,800  $ 11,989  $ 10,718   $  5,552   $  8,551
Net Income (loss)                            389       109    (1,225)      (685)         2
Total assets                               8,854     6,181     7,006      5,184      3,236
Long-term debt                             1,288     1,341       491        308        262
Basic and diluted EPS (a)                   0.06      0.02     (0.20)     (0.11)      --
Average shares outstanding - basic (b)     6,199     6,199     6,199      6,199         17
Average shares outstanding - diluted       6,199     6,199     6,199      6,199         17

(a) The effects of stock warrants were not included in computing diluted earnings per share because the effect was anti-dilutiive.

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

         Operating expenses decreased approximately $1,959,000 or 53%, to $1,727,000 for fiscal 1998 from $3,686,000 in fiscal 1997. The significant decrease in operating expenses was primarily attributable to the following factors: (I) fiscal 19978's operating expenses included $900,000 in bad debts while fiscal 1998 had only $20,000, and (ii) AES management engaged in certain cost control measures which further reduced expenses in fiscal 1998. Operating expenses as a percentage of sales decreased from 34% in fiscal 1997 to 14% in fiscal 1998.

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

         During the year ended February 28, 1999, working capital improved by $325,087 to $(860,256) primarily due to the increase in cash and cash equivalents, the reduction of notes payable, and the net improvement of costs and billings on uncompleted projects. Although improved when compared to fiscal 1998, the shortage of working capital during fiscal 1999 has resulted in inefficiencies as well as lost opportunities. The Company has been successful, in negotiating advance payments from many customers and has pledged against letters of credit established by customers, however, the working capital shortage has hindered operations and to some degree, profitability. For that reason, AES is actively seeking alternative sources of additional capital that may include debt restructuring, debt and equity offerings, or borrowings guaranteed by the EX-IM Bank for export sales. However, there is currently no assurance that such capital will be available when it is required or on terms that are acceptable to the Company.

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


         Although Company sales generally include a high percentage of export sales, the exposure to currency rate fluctuations is considered minimal. The U.S. dollar is the functional currency of the Company and all AES purchase orders are placed with and paid to the Company in that same currency. Thus, all sales and receivables are denominated in U.S. dollars.

         The economic downturn in the Pacific Rim has had a minimal impact, if any at all, on the Company's reported results of operations. Management believes, however, that the cumulative effect of the region's economic downturn as it influences the size and timing of expenditures on industrial construction projects could have an adverse effect on future AES revenues.


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

                           SUMMARY COMPENSATION TABLE

                  NAME AND
                  PRINCIPAL         FISCAL              SALARY            BONUS
                  POSITION           YEAR                ($)               ($)
                  --------          ------              ------            -----
         Larry S. Elliott
         Senior Vice President       1999              $ 111,000          ---
                                     1998                143,000          ---
                                     ----------------------------------------
                                     1997                126,000          ---
                                     ----------------------------------------
         Patrick S. Elliott
         President                   1999              $  90,000          ---
                                     1998                107,000          ---
                                     ----------------------------------------
                                     1997                100,000          ---
                                     ----------------------------------------
         Mark P. Elliott
         Senior Vice President       1999              $  90,000          ---
                                     1998                100,500          ---
                                     ----------------------------------------
                                     1997                100,000          ---
                                     ----------------------------------------

         Cary P. McCarra
         Senior Vice President       1999              $  90,000          ---
                                     1998                 98,500          ---
                                     ----------------------------------------
                                     1997                100,000          ---
                                     ----------------------------------------
         Sidney J. McCarra
         Senior Vice President       1999              $  90,000          ---
                                     1998                 98,500          ---
                                     ----------------------------------------
                                     1997                100,000          ---
                                     ----------------------------------------
         Robert S. Love
         Vice President              1999                    N/A          N/A

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

                                   P A R T IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents Filed as a Part of this Report


                                                                         Page
                                                                         ----
         1. Financial Statements
            Report of management.......................................  19
            Report of independent accountants..........................  20
            Balance sheets at February 28, 1999 and 1998...............  21 - 22
            Statements of operations for the years ended February 28,
                     1999,1998 and 1997................................  23
            Statement of Comprehensive Income for the years ended
                     February 28, 1999, 1998 and 1997..................  23
            Statements of stockholders' equity for the years ended
                     February 28, 1999, 1998 and 1997..................  24
            Statements of cash flows for the years ended February 28,
                     1999  and 1998....................................  25 - 26
            Notes to financial statements..............................  27 - 35


         2. All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes listed above.

         3. Exhibits

         Exhibit
         Number                        Description
         ------                        -----------

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

                                              AMERICAN ENERGY SERVICES, INC.
                                                     (REGISTRANT)

Date:    July 14, 1999                        By: /s/  LARRY S. ELLIOTT
                                                  ------------------------------
                                                  Larry S. Elliott
                                                  Chairman of the Board

         As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                          DATE
---------                                   -----                                          ----
/s/  LARRY S. ELLIOTT                       Senior Vice President and Chairman
---------------------------                 of the Board                                July 14, 1999

/s/  PATRICK S. ELLIOTT                     President, Chief Executive Officer and
---------------------------                 Director (Principal Executive Officer)      July 14, 1999

/s/  ROBERT S. LOVE                         Vice President and Chief Financial
---------------------------                 Officer (Principal Financial and
                                            Accounting Officer)                         July 14, 1999

/s/  SIDNEY J. McCARRA                      Senior Vice President and Director          July 14, 1999
---------------------------

/s/  MARK P. ELLIOTT                        Senior Vice President and Director          July 14, 1999
---------------------------

/s/  CARY P. McCARRA                        Senior Vice President and Director          July 14, 1999
---------------------------

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



/s/  PATRICK S. ELLIOTT
-------------------------------------------
Patrick S. Elliott
President and Chief Executive Officer

/s/  ROBERT S. LOVE
-------------------------------------------
Robert S. Love
Vice President and Chief Financial Officer


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



SIMONTON, KUTAC & BARNIDGE, L.L.P.

Houston, Texas

                         AMERICAN ENERGY SERVICES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                           February 28,
                                                    -------------------------
                                                       1999          1998
                                                    -----------   -----------
Current Assets:
   Cash and cash equivalents                        $   353,510   $    13,786
   Certificates of deposit                               11,223        17,380
   Accounts receivable - trade net of allowance for
   doubtful accounts of $0 and $20,000                  153,191       516,921
   Accounts receivable - other                           68,767        60,686
   Income tax receivable                                147,543       147,543
   Prepaids and other                                   103,834       100,081
   Costs in excess of billings on
     uncompleted contracts                            4,056,295     1,169,885
   Inventories                                        1,337,095     1,495,016
                                                    -----------   -----------
       Total Current Assets                           6,231,458     3,521,298

Property, Plant and Equipment:
   Machinery and equipment                            1,307,682     1.307,682
   Furniture and fixtures                               327,541       219,840
   Vehicles                                              81,553        81,553
   Building and improvements                            221,241       219,741
   Land                                                  76,894        76,894
                                                    -----------   -----------
                                                      2,014,911     1,905,710
Less: accumulated depreciation                         (749,677)     (614,725)
                                                    -----------   -----------
                                                      1,265,234     1,290,985

Trademarks, patents and drawings                        992,086       877,967
Less: accumulated amortization                         (254,721)     (163,937)
                                                    -----------   -----------
                                                        737,365       714,030

Deferred tax asset                                      473,371       500,224

Other Assets                                            147,029       154,399
                                                    -----------   -----------
       Total Assets                                 $ 8,854,457   $ 6,180,936
                                                    ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                February 28,
                                                          ------------------------
                                                             1999         1998
                                                          -----------  -----------
Current Liabilities:
   Notes payable                                          $ 2,393,763  $ 2,668,000
   Current portion of long-term obligations                   168,313      144,122
   Current portion of capital leases                           53,723       36,520
   Accounts payable and accrued expenses                    4,330,462    1,658,970
   Billings in excess of costs on uncompleted contracts       145,153      199,029
                                                          -----------  -----------

       Total Current Liabilities                            7,091,414    4,706,641
                                                          -----------  -----------

Long-term obligation, net of current portion                1,153,374    1,245,316
Capital leases, net of current portion                         78,325       59,492

Commitments and Contingencies                                    --           --

Stockholders' Equity:
   Capital stock - no par value, 10,000,000 shares
     authorized; 6,198,966 shares issued and outstanding      218,583      218,583
   Accumulated other comprehensive loss                          --           --
   Retained earnings (accumulated deficit)                    312,761      (49,096)
                                                          -----------  -----------

       Total Stockholders' Equity                             531,344      169,487
                                                          -----------  -----------

       Total Liabilities and Stockholders' Equity         $ 8,854,457  $ 6,180,936
                                                          ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                            STATEMENTS OF OPERATIONS



                                                       For the Years Ended
                                                          February 28,
                                           ------------------------------------------
                                               1999           1998           1997
                                           ------------   ------------   ------------
Net sales                                  $ 10,800,686   $ 11,988,693   $ 10,717,563

Cost of sales                                 8,305,238      9,601,222      8,339,696
                                           ------------   ------------   ------------

          Gross Profit                        2,495,448      2,387,471      2,377,867

Operating expenses                            1,569,419      1,726,878      3,686,306
                                           ------------   ------------   ------------

     Income (loss) from operations              926,029        660,593     (1,308,439)

Other expenses (income):
     Interest, net                              540,813        499,955        504,982
     Other, net                                  (3,494)       (17,139)         6,829
                                           ------------   ------------   ------------

                                                537,319        482,816        511,811
                                           ------------   ------------   ------------

          Net income (loss) before taxes        388,710        177,777     (1,820,250)

Income tax (expense) benefit                    (26,853)       (68,659)       595,625
                                           ------------   ------------   ------------

          Net income (loss)                $    361,857   $    109,118   $ (1,224,625)
                                           ============   ============   ============

Basic and diluted income (loss) per share  $       0.05   $       0.02   $      (0.20)
                                           ============   ============   ============

Basic weighted average shares
         Outstanding                          6,198,966      6,198,966      6,198,966
                                           ============   ============   ============

Diluted weighted average shares
         Outstanding                          6,508,914      6,508,914      6,508,914
                                           ============   ============   ============

                         AMERICAN ENERGY SERVICES, INC.
                        STATEMENT OF COMPREHENSIVE INCOME

                                     Year Ended        Year Ended      Year Ended
                                     February 28,     February 28,    February 28,
                                        1999             1998              1998
                                   ---------------  ---------------  ---------------
Net income (loss)                  $       361,857  $       109,118  $    (1,224,625)
Other comprehensive income (loss)             --               --               --
                                   ---------------  ---------------  ---------------
Comprehensive income (loss)        $       361,857  $       109,118  $    (1,224,625)
                                   ===============  ===============  ===============


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                         Retained        Total
                                    Capital Stock        Earnings /   Stockholders'
                              ------------------------    (Accum.        Equity /
                                Shares       Amount       Deficit)     (Deficit)
                              -----------  -----------  -----------   -----------
Balance at February 28, 1996    6,198,966  $   154,105  $ 1,066,411   $ 1,220,516

Net loss                             --           --     (1,224,625)   (1,224,625)
                              -----------  -----------  -----------   -----------

Balance at February 28, 1997    6,198,966      154,105     (158,214)       (4,109)

Preferential distribution of
  net Seahawk assets                 --         64,478         --          64,478

Net income                           --           --        109,118       109,118
                              -----------  -----------  -----------   -----------

Balance at February 28, 1998    6,198,966  $   218,583  $   (49,096)  $   169,487

Net income                           --           --        361,857       361,857
                              -----------  -----------  -----------   -----------

Balance at February 28, 1999    6,198,966  $   218,583  $   312,761   $   531,344
                              ===========  ===========  ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                            STATEMENTS OF CASH FLOWS



                                                                       For the Years Ended
                                                                           February 28,
                                                             ---------------------------------------
                                                                1999           1998         1997
                                                             -----------   -----------   -----------
Cash Flows from Operating Activities:
   Net income (loss)                                         $   361,857   $   109,118   $(1,224,625)
   Adjustments to reconcile net income (loss) to
     cash provided (used )by operating activities:
     Depreciation and amortization                                25,736       209,407       145,196
      Provision for bad debts                                    105,476        20,000          --
   Loss on disposal of fixed assets                                 --            --           3,392
   Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                250,173       872,899      (742,199)
       Decrease in income tax receivable                            --          10,000        75,990
       (Increase) decrease in costs in excess of billings
         on uncompleted contracts                             (2,886,410)   (1,104,949)      392,677
       Decrease in inventories                                   157,921       924,563       122,252
       (Increase) decrease in prepaids and other                  (3,753)      (69,024)       78,982
       Decrease (increase) in deferred tax asset                  26,853        68,659      (568,883)
       Increase in other assets                                    7,370       (93,631)      (37,107)
       (Decrease) increase in accounts payable                 2,671,792      (419,106)       60,649
       (Decrease) increase in other liabilities                    2,643          --            --
       Increase in billings in excess of costs
         on uncompleted contracts                                (53,876)       19,988       179,041
       (Decrease) in deferred income tax liability                  --            --         (26,742)
                                                             -----------   -----------   -----------
           Net Cash Provided (Used) by Operating Activities      860,496       547,924    (1,541,377)

Cash Flows from Investing Activities:
   Purchase of property, plant and equipment                    (109,201)      (49,527)     (176,014)
   Purchase of trademarks, patents and drawings                 (114,119)     (341,783)     (284,452)
   Purchase of certificates of deposit                             6,157       (12,164)         --
                                                             -----------   -----------   -----------
       Net Cash Used in Investing Activities                    (217,163)     (403,474)     (460,466)

Cash Flows from Financing Activities:
   Proceeds from long-term obligations                           129,798     1,199,460        13,749
   Payments of long-term obligations                            (159,170)     (541,217)     (192,468)
   Proceeds from note payable                                  1,053,827     1,554,589     5,451,094
   Payments of note payable                                   (1,328,064)   (2,808,801)   (2,908,777)
   Cash distribution to pre-merger shareholders of
      Seahawk                                                       --          (6,491)         --
                                                             -----------   -----------   -----------
       Net Cash (Used) Provided by Financing Activities         (303,609)     (602,460)    2,363,598
                                                             -----------   -----------   -----------

Net (decrease) increase in cash and cash equivalents             319,724      (458,010)      361,755

Cash and cash equivalents at beginning of year                    13,786       471,796       110,041
                                                             -----------   -----------   -----------

Cash and cash equivalents at end of year                     $   353,510   $    13,786   $   471,796
                                                             ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                                                              For the Years Ended
                                                                  February 28,
                                                     ----------------------------------------
                                                         1999          1998          1997
                                                     ------------  ------------  ------------
Supplemental cash flow information:
   Cash paid during the years for
     Interest                                        $    489,571  $    505,929  $    536,187
                                                     ============  ============  ============
     Income taxes                                    $       --    $       --    $       --
                                                     ============  ============  ============
   Non-cash transactions
     Equipment acquired under long-term obligations  $       --    $     77,192  $    490,404
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


In January 1996, AES completed a merger with Seahawk Overseas Exploration Company (Seahawk), a California corporation. Seahawk acquired 100% of the outstanding common shares of AES through the issuance of 58,918,677 shares of its common stock. The acquisition was accounted for as a purchase with AES as the acquirer (reverse acquisition). The Company absorbed to net liabilities of Seahawk and any additional merger costs as a period loss in the fiscal year ended February 29, 1996. A summary of Seahawk assets as a period loss in the fiscal year ended February, 1996l, A summary of Seahawks assets and liabilities and related merger costs are detailed below:


Cash                                       $   6,581
Other Assets                                  18,676
Notes payable to shareholders                (76,756)
                                           ---------

      Net Seahawk assets (liabilities)       (51,499)
Related merger costs                         (99,309)
                                           ---------

      AES expense fiscal year end 2/28/96  ($150,808)
                                           =========


AES's previous shareholders received 95% of the outstanding stock of the combined enterprise. Under the terms of the merger agreement, the Company merged with AES in to a newly formed Texas corporation primarily for the purpose of changing both its domicile from California to Texas and its name to "American Energy Services, Inc." In addition, the merger was intended to provide the Company with a legal entity which could enter the public company domain and ultimately, provide potential capital through the sale of registered securities. The effect of this merger has been that the Company was able to acquire approximately 1,500 shareholders formerly owning shares of Seahawk stock. A capitalization schedule for the fiscal years ended February 29, 1996 and February 28, 1995 per financial statements as audited by Grant Thornton LLP, Houston, TX follows:

                          NOTES TO FINANCIAL STATEMENTS

                         AMERICAN ENERGY SERVICES, INC.
                                 AS MERGED INTO
                    SEAHAWK OVERSEAS EXPLORATION CORPORATION
                             CAPITALIZATION SCHEDULE


                                                                      Balance at                  Balance at
                                                                      February 29,               February 29,
                                                                         1996                        1996
                                                                      ------------               ------------
Long term debt                                                         $ 458,682                  $ 465,745

Stockholders' Equity:                                                                               Total
                                                              Capital Stock          Retained    stockholders'
                                                          Shares        Amount       earnings       equity
                                                        -----------   -----------   -----------   -----------
Balance at March 1, 1994                                     10,000   $     2,000   $ 1,748,830   $ 1,750,830

Stock dividend                                                2,586             0             0             0
Stock issued to employees                                     4,655        302913             0        302913
Net earnings                                                      0             0          2340          2340

                                                        -----------   -----------   -----------   -----------
Balance February 28, 1995                                    17,241       304,913     1,751,170   $ 2,056,083

        Seahawk Overseas Exploration Corporation          3,070,983       277,000      (328,499)      (51,499)
        Assumed retirement of American Energy
                Services, Inc. shares                       (17,241)            0             0             0
        Issuance of Seahawk Overseas Exploration
                Corporation shares and contribution of
                Seahawk net assets to American Energy
                        Services, Inc.                   58,918,677      (328,499)      328,499             0
        Merger costs                                              0       (99,309)            0       (99,309)
        Net loss                                                  0             0      (684,759)     (684,759)
                                                        -----------   -----------   -----------   -----------

Balance at February 29, 1996                             61,989,660   $   154,105   $ 1,066,411   $ 1,220,516
                                                        ===========   ===========   ===========   ===========

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

                                                  NOTES TO FINANCIAL STATEMENTS

REVENUE RECOGNITION - Revenues from the sale of flow control valves are recorded when the products are shipped or when title passes. Title passes from seller to buyer when goods are shipped. In some instances, the buyer will pay in advance for completed goods just prior to shipment.


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

                                                             Estimated
                                                              Service
                                                               Lives
                                                             ----------
              Machinery and equipment                           15 years
              Furniture and fixtures                        5 - 10 years
              Vehicles                                           5 years
              Building and improvements                   5 - 31.5 years

TRADEMARKS, PATENTS AND DRAWINGS - Trademarks, patents and drawings are stated at cost. Amortization is provided in amounts sufficient to relate the cost of amortizable assets to operations over their estimated services lives on a straight-line basis. Estimated service lives are as follows:

                                                              Estimated
                                                               Service
                                                                Lives
                                                              ----------
              Trademarks                                       10 years
              Patents                                          17 years
              Drawings                                         10 years

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

                          NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 - CONTRACTS IN PROGRESS

Information regarding long-term contracts in progress are as follows:

                                                                       February 28,
                                                                  ------------------------
                                                                     1999         1998
                                                                  -----------  -----------
  Expenditures on uncompleted contracts                           $ 4,876,186  $ 1,416,787
  Estimated earnings thereon                                        2,909,811      565,943
                                                                  -----------  -----------
      Costs and estimated earnings on uncompleted contracts         7,785,997    1,982,730
  Less billings applicable thereto                                  3,874,855    1,011,874
                                                                  -----------  -----------
      Total contracts in progress                                 $ 3,911,142  $   970,856
                                                                  ===========  ===========

Included in accompanying balance sheet under following captions:

  Costs in excess of billings on uncompleted contracts            $ 4,056,295  $ 1,169,885
  Billings in excess of costs on uncompleted contracts                145,153     (199,029)
                                                                  -----------  -----------
      Total contracts in progress                                 $ 3,911,142  $   970,856
                                                                  ===========  ===========

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE

Notes payable consist of the following:

                                                                                     February 28,
                                                                                 ----------------------
                                                                                   1999        1998
                                                                                 ----------  ----------
Note payable to a bank with interest at prime (7.75% at February 28, 1999) due with principal, principal advances are due on demand, but if no demand is made, then in monthly installments of $18,658 including interest, secured by
   substantially all assets of the Company                                       $  220,771  $  644,465

Line of credit agreement with a bank with interest at prime plus 0.5% (8.25% at
   February 28, 1999) due monthly, providing for maximum borrowings of
   $2,000,000, secured by substantially all assets of the Company. Principal advances are due on demand; line matures on March 31, 1999 and is
   collateralized by substantially all assets of the Company                      2,000,000   2,000,000

Factoring agreement with Murphy Venture Partners with
   26.5% interest; maturing November, 2004                                          150,000        --

An unsecured line of credit agreement with a bank with interest at prime plus
   1.5% (9.25% at February 28, 1999) due on demand, providing for maximum
   borrowings of $24,000                                                             22,992      23,535
                                                                                 ----------  ----------
         Total notes payable                                                     $2,393,763  $2,668,000
                                                                                 ==========  ==========

NOTE 4 - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

                                                                                     February 28,
                                                                                 ----------------------
                                                                                   1999        1998
                                                                                 ----------  ----------
Note payable to a bank due in monthly installments of $16,192, including interest at prime plus 2% (9.75% at February 28, 1999); due February 17,
   2008, collateralized by machinery equipment, furniture, fixtures and patents  $1,144,599  $1,200,000
Note payable to a bank; due in monthly installments of $3,410, including interest at 10.5%; due October 5, 2002; collateralized by land, building,
   equipment and inventory                                                          131,627     156,093
Three notes payable to a bank; due in monthly installments of $371, $231, and $479, including interest at 7.5%, 10.5%, and 9.75%; due February 1999
   and August 21, 1999; collateralized by automobiles                                20,584      33,345
Revolving credit facility (unsecured); 9.25% interest
   at February 28, 1999; payable monthly                                             24,577        --
                                                                                 ----------  ----------
Total long-term debt                                                              1,321,387   1,389,438
   Less:  portion due within one year                                               168,313     144,122
                                                                                 ----------  ----------
Long-term debt                                                                   $1,153,374  $1,245,316
                                                                                 ==========  ==========

                          NOTES TO FINANCIAL STATEMENTS

Approximate future maturities of long-term obligations as of February 28, 1999 are as follows:

               For the Years Ended
               -------------------
                      2000                                 $     168,313
                      2001                                       247,729
                      2002                                       237,352
                      2003                                       224,988
                   Thereafter                                    367,415
                                                           -------------
                                                           $   1,245,797
                                                           =============

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

Following is a summary of equipment held under capital leases:

                                                            February 28,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
Machinery and equipment                              $    56,782    $    56,782
Furniture and fixtures                                   146,257         73,976
                                                     -----------    -----------
                                                         203,039        130,758
     Less accumulated depreciation                       (35,074)       (20,324)
                                                     -----------    -----------
                                                     $   167,965    $   110,434
                                                     ===========    ===========

Future minimum lease payments under capital leases as of February 28, 1999 are as follows:

               For the Years Ended
               -------------------
                      2000                                             $      53,723
                      2001                                                    52,566
                      2002                                                    39,915
                      2003                                                    13,435
                                                                       --------------

     Total minimum lease payments                                            159,639

                     Less amount representing interest                       (27,591)
                                                                       --------------

                     Present value of net minimum lease payments       $     132,048
                                                                       ==============

Interest rates on capitalized leases vary and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

                          NOTES TO FINANCIAL STATEMENTS

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

The expense (benefit) for income taxes consists of the following:

                                                      For the Years Ended
                                                         February 28,
                                                -------------------------------
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
                                                =========  =========  =========

A reconciliation of income taxes computed at the statutory Federal income tax rate and income taxes reported in the statements of earnings follows:

                                                     For the Years Ended
                                                         February 28,
                                               --------------------------------
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
                                               =========   =========  =========

The long-term deferred tax asset results from the following:

                                                          For the Years Ended
                                                             February 28,
                                                   ---------------------------------
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

NOTE 11 - EARNINGS (LOSS) PER SHARE


Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly, but also provides the effect to the impact of convertible securities, such as common stock warrants, if dilutive, would have on net income and average common shares outstanding if converted.

For the years ended February 28, 1999, 1998 and 1997, average shares outstanding were increased for stock warrants assumed exercised by 309,948 to arrive at weighted average shares outstanding for purposes of calculating diluted earnings per share.

                          NOTES TO FINANCIAL STATEMENTS



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
                                                             ===============


NOTE 13 - NEW ACCOUNTING STANDARDS

As of January 1, 1998, AES adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards of reporting for comprehensive income and its components in a full set of general-purpose financial statements. Adoption of this statement had no impact on the Company's net income or stockholders' equity for any of the periods presented.

AES has also adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," whis is effective for fiscal years beginning after December 31, 1997. This statement requires disclosures about operating segments an enterprise is engaged in and the different economic environments in which it operates. Operating segments are components of the Company that are used internally for evaluating segment performance and in the determination of resource allocation to those segments. AES is currently operating as one segment and reviewed regularly in aggregate. However, when necessary to better understand performance of other segments, or to access future net cash flows, the Company will segregate in segments, those components of the business as warranted.

NOTE 14 - GEOGRAPHIC INFORMATION

The Company's revenues by geographical area for the fiscal years ended February 28, 1999, 1998 and 1997, are as follows:


                   February 28,                      February 28,                      February 28,
                       1999                              1999                              1999
                 -----------------                  ----------------                  ----------------
United States         $ 1,296,082   United States       $ 1,078,982   United States       $ 1,178,932
Kuwait                  4,320,274   Columbia              5,035,251   Columbia              3,751,147
Mexico                  1,404,089   Other                 5,874,460   Philippines           1,607,634
Other                   3,780,241                                     Saudi Arabia          1,286,107
                                                                      Other                 2,893,743

                     ------------                      ------------                      ------------

Totals               $ 10,800,686                      $ 11,988,693                      $ 10,717,563
                     ============                      ============                      ============


AES recognizes the point of delivery as the basis for attributing revenues from external customers to individual countries. The "Other" category on the table above reflects all customers with less than ten percent of total revenues for each respective fiscal year.

                                 EXHIBIT INDEX

         Exhibit
         Number                        Description
         ------                        -----------
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