Form 10QSB/A
period 1999-05-31
AMERICAN ENERGY SERVICES INC
filed 2000-03-15
CIK 1068205

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1

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

                         AMERICAN ENERGY SERVICES, INC.
                           BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          May 31,      February 28,
                                                                            1999          1999
                                                                        ------------  ------------
Current Liabilities:
           Notes Payable                                                $  2,352,526  $  2,393,763
           Current portion of long-term obligations                          168,313       168,313
           Current portion of capital leases                                  53,723        53,723
           Accounts payable and accrued expenses                           4,136,393     4,330,462
           Billings in excess of costs on uncompleted
                   contracts                                               1,276,066       145,153
                                                                        ------------  ------------

                   Total Current Liabilities                               7,987,021     7,091,414

Long-term obligation, net of current portion                               1,124,727     1,153,374
Capital leases, net of current portion                                        64,894        78,325
                                                                        ------------  ------------

                   Total Liabilities                                       9,176,642     8,323,113

Stockholders' Equity:
           Capital stock - no par value, 10,000,000 shares
                   authorized; 6,198,966 shares issued and outstanding       218,583       218,583
           Retained earnings                                                 303,375       312,761
                                                                        ------------  ------------

                   Total Stockholders' Equity                                521,958       531,344
                                                                        ------------  ------------

                   Total Liabilities and Stockholders' Equity           $  9,698,600  $  8,854,457
                                                                        ============  ============


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended
                                                        May 31,
                                             -----------------------------
                                                 1999            1998
                                             -------------   -------------
Net Sales                                    $   1,403,120   $   2,404,918

Cost of sales                                    1,051,502       1,759,825
                                             -------------   -------------

           Gross profit                            351,618         645,093

Operating expenses                                 246,486         407,203
                                             -------------   -------------

           Income (loss) from operations           105,132         237,890

Other expenses (income):
           Interest, net                           116,501         100,475
           Other, net                               (1,983)         (1,174)
                                             -------------   -------------

                                                   114,518          99,301
                                             -------------   -------------

           Net income (loss) before taxes           (9,386)        138,589

Income tax (expense) benefit                             0         (45,750)
                                             -------------   -------------

           Net income (loss)                 $      (9,386)  $      92,839
                                             =============   =============

Basic and diluted income (loss) per share    $       (0.00)  $        0.01
                                             =============   =============

Basic weighted average shares outstanding        6,198,966       6,198,966
                                             =============   =============

Diluted weighted average shares outstanding      6,508,914       6,508,914
                                             =============   =============


                         AMERICAN ENERGY SERVICES, INC.
                        STATEMENT OF COMPREHENSIVE INCOME

                                       Three Months Ended
                                            May 31,
                                   -------------------------
                                      1999          1998
                                   -----------   -----------
Net income (loss)                  $    (9,386)  $    92,839
Other comprehensive income (loss)         --            --
                                   -----------   -----------
Comprehensive income (loss)        $    (9,386)  $    92,839
                                   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Three Months Ended
                                                                                          May 31,
                                                                               -----------------------------
                                                                                   1999            1998
                                                                               -------------   -------------
Cash Flows from Operating Activities:
           Net income (loss)                                                   $      (9,386)  $      91,022
           Adjustments to reconcile net income (loss) to cash provided
           (used) by operating activities:
                   Depreciation and amortization                                      38,004          49,041
           Changes in operating assets and liabilities:
                   Decrease (increase) in accounts receivable                     (1,058,328)        332,427
                   (Increase) decrease in costs in excess of billings on
                        uncompleted contracts                                        172,606        (965,688)
                   (Increase) in inventories                                        (300,050)       (115,181)
                   (Increase) in prepaids and other                                     --            (9,720)
                   Decrease in deferred tax asset                                       --            45,750
                   (Decrease) increase in accounts payable                          (194,369)        272,548
                   Increase in other liabilities                                         300            --
                   Increase in billings in excess of cost on uncompleted
                        contracts                                                  1,130,913         508,008
                                                                               -------------   -------------
                             Net Cash Provided (Used) by Operating Activities       (220,310)        208,207

Cash Flows from Investing Activities:
           (Purchase) of property, plant and equipment                                  --            (5,241)
           (Purchase) of trademarks, patents and drawings                            (58,042)         (6,381)
           (Purchase) of certificates of deposit                                        --           (15,000)
                                                                               -------------   -------------
                             Net Cash Provided (Used) in Investing Activities        (58,042)        (26,622)

Cash Flows from Financing Activities:
           Net (payments) on lines of credit                                         (41,237)       (173,062)
           Net (payments) on long-term obligations                                   (42,078)        (20,400)
                                                                                               -------------
                                                                                               -------------
                             Net Cash (Used) Provided by Financing Activities        (83,315)       (193,462)

Net (decrease) increase in cash and cash equivalents                                (361,667)        (11,877)

Cash and cash equivalents at beginning of period                                     353,510          13,786
                                                                               -------------   -------------

Cash and cash equivalents at end of period                                     $      (8,157)  $       1,909
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

NOTE 2 - Revenue Recognition


         Revenues are recorded when flow control valves sold are shipped or when title passes. Title passes from seller to buyer when the goods are shipped. In some instances, the buyer will pay in advance for completed goods just prior to shipment. In most instances, sales involve a system of valves for a single installation and require long-term contracts. When jobs on a long-term contract progress to a point where final results can be estimated with reasonable accuracy, the percentage-of-completion method is utilized. Based on the ratio of costs incurred to date to the total estimated costs of the contracts, a portion of the total contract price is accrued as revenue. If any losses on a contract-in-progress become apparent, that loss is charged against the job in the period it was recognized.


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

NOTE 4 - EARNINGS (LOSS) PER SHARE


Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly, but also provides the effect to the impact of convertible securities, such as common stock warrants, if dilutive, would have on net income and average common shares outstanding if converted.

For the three month periods ending May 31, 1999 and May 31, 1998, average shares outstanding were increased for stock warrants assumed exercised by 309,948 to arrive at weighted average shares outstanding for purposes of calculating diluted earnings per share.

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