Form 10QSB/A
period 1999-08-31
AMERICAN ENERGY SERVICES INC
filed 2000-03-15
CIK 1068205

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
                                   (UNAUDITED)

                                     ASSETS

                                                                          August 31,     February 28,
                                                                            1999            1999
                                                                        -------------   -------------
Current Assets:
           Cash and cash equivalents                                    $     256,197   $     353,510
           Certificates of deposit                                             11,223          11,223
           Accounts receivable - trade, net of $19,924 and $0 reserves        378,464         153,191
           Accounts receivable - other                                         97,125          68,767
           Income tax receivable                                              147,543         147,543
           Prepaids and other                                                 117,776         103,834
           Costs in excess of billings on uncompleted
                  contracts                                                 3,897,058       4,056,295
           Inventories                                                      1,859,588       1,337,095
                                                                        -------------   -------------

                  Total Current Assets                                      6,764,974       6,231,458

Property, Plant and Equipment:
           Machinery and equipment                                          1,307,682       1,307,682
           Furniture and fixtures                                             327,541         327,541
           Vehicles                                                           102,369          81,553
           Buildings and Improvements                                         221,241         221,241
           Land                                                                76,894          76,894
                                                                        -------------   -------------
                                                                            2,035,727       2,014,911
Less: accumulated depreciation                                               (804,719)       (749,677)
                                                                        -------------   -------------
                                                                            1,231,008       1,265,234

Trademarks, patents, and drawings                                           1,050,228         992,086
Less: Accumulated amortization                                               (294,847)       (254,721)
                                                                        -------------   -------------
                                                                              755,381         737,365

Deferred tax asset                                                            468,590         473,371

Other assets                                                                  147,029         147,029
                                                                        -------------   -------------

           Total Assets                                                 $   9,366,982   $   8,854,457
                                                                        =============   =============


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                           BALANCE SHEETS (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             August 31,    February 28,
                                                                                1999          1999
                                                                            ------------  ------------
Current Liabilities:
              Notes Payable                                                 $  2,622,818  $  2,393,763
              Current portion of long-term obligations                           175,825       168,313
              Current portion of capital leases                                   53,723        53,723
              Accounts payable and accrued expenses                            3,114,126     4,330,462
              Billings in excess of costs on uncompleted
                          contracts                                              837,300       145,153
                                                                            ------------  ------------

                          Total Current Liabilities                            6,803,792     7,091,414

Long-term obligation, net of current portion                                   1,147,461     1,153,374
Capital leases, net of current portion                                            78,325        78,325
                                                                            ------------  ------------

                          Total Liabilities                                    8,029,578     8,323,113

Stockholders' Equity:
              Common stock, $.001 par value, 10,000,000 shares authorized,
                          6,198,966 and 6,198,966 shares issued                    6,949         6,199
              Accumulated comprehensive income (loss)                               --            --
              Capital in excess of par value                                     964,633       212,384
              Retained earnings                                                  365,822       312,761
                                                                            ------------  ------------

                          Total Stockholders' Equity                           1,337,404       312,761
                                                                            ------------  ------------

                          Total Liabilities and Stockholders' Equity        $  9,366,982  $  8,635,874
                                                                            ============  ============


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended           Six Months Ended
                                                      August 31,                 August 31,
                                              -------------------------   -------------------------
                                                 1999          1998          1999          1998
                                              -----------   -----------   -----------   -----------
Net Sales                                     $ 2,042,307   $ 2,601,736   $ 3,445,427   $ 5,006,654

Cost of sales                                   1,433,907     1,970,468     2,485,409     3,730,293
                                              -----------   -----------   -----------   -----------

          Gross profit                            608,400       631,268       960,018     1,276,361

Operating expenses                                387,170       478,697       633,656       885,900
                                              -----------   -----------   -----------   -----------

          Income (loss) from operations           221,230       152,571       326,362       390,461

Other expenses (income):
          Interest, net                           155,975       142,807       272,476       243,282
          Other, net                               (1,972)         (313)       (3,955)       (1,487)
                                              -----------   -----------   -----------   -----------

                                                  154,003       142,494       268,521       241,795
                                              -----------   -----------   -----------   -----------

          Net income (loss) before taxes           67,227        10,077        57,841       148,666

Income tax (expense) benefit                       (4,781)       (2,480)       (4,781)      (48,230)
                                              -----------   -----------   -----------   -----------

          Net income (loss)                   $    62,446   $     7,597   $    53,060   $   100,436
                                              ===========   ===========   ===========   ===========

Basic income (loss) per share                 $      0.01   $      0.00   $      0.01   $      0.02
                                              ===========   ===========   ===========   ===========
Diluted income (loss) per share               $      0.01   $      0.00   $      0.01   $      0.02
                                              ===========   ===========   ===========   ===========

Basic shares outstanding                        6,948,966     6,198,966     6,948,966     6,198,966
                                              ===========   ===========   ===========   ===========
Diluted shares outstanding                      7,636,414     6,508,914     7,636,414     6,508,914
                                              ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Three Months Ended           Six Months Ended
                                                                              August 31,                 August 31,
                                                                      -------------------------   -------------------------
                                                                         1999          1998          1999          1998
                                                                      -----------   -----------   -----------   -----------
Cash Flows from Operating Activities:
     Net income (loss)                                                $    62,446   $    97,928   $    53,060   $    97,928
     Adjustments to reconcile net income (loss) to cash provided
     (used) by operating activities:
        Depreciation and amortization                                      57,164       111,571        95,168       111,571
     Changes in operating assets and liabilities:
        Increase (decrease) in accounts receivable                        804,697      (333,918)     (253,631)     (333,918)
        (Increase) decrease in costs in excess of billings on
             uncompleted contracts                                        (13,369)   (1,540,018)      159,237    (1,540,018)
        (Increase) decrease in inventories                               (222,443)      201,445      (522,493)      201,445
        (Increase) decrease in prepaids and other accrued liabilities     (13,942)        8,332       (13,942)        8,332
        Decrease in deferred tax asset                                      4,781        48,230         4,781        48,230
        Increase (decrease) in accounts payable & accrued expenses     (1,022,267)    1,032,952    (1,216,336)    1,032,952
        Increase (decrease) in billings in excess of cost on
             uncompleted contracts                                       (438,766)      404,271       692,147       404,271
                                                                      -----------   -----------   -----------   -----------
                  Net Cash Provided (Used) by Operating Activities       (781,699)       30,793    (1,002,009)       30,793

Cash Flows from Investing Activities:
     (Purchase) of property, plant and equipment                          (20,816)       (8,307)      (20,816)       (8,307)
     (Purchase) of trademarks, patents and drawings                          (100)       (6,381)      (58,142)       (6,381)
     (Purchase) of certificates of deposit                                   --         (30,648)         --         (30,648)
                                                                      -----------   -----------   -----------   -----------
                  Net Cash Provided (Used) in Investing Activities        (20,916)      (45,336)      (78,958)      (45,336)

Cash Flows from Financing Activities:
     Capital contributions in excess of par value                         753,000             0       753,000             0
     Net increase in lines of credit                                      270,292        60,427       229,055        60,427
     Net increase (decrease) on long-term obligations                      43,677       (46,533)        1,599       (46,533)
                                                                      -----------   -----------   -----------   -----------
                  Net Cash (Used) Provided by Financing Activities      1,066,969        13,894       983,654        13,894

Net increase (decrease) in cash and cash equivalents                      264,354          (649)      (97,313)         (649)

Cash and cash equivalents at beginning of period                           (8,157)       13,786       353,510        13,786
                                                                      -----------   -----------   -----------   -----------

Cash and cash equivalents at end of period                            $   256,197   $    13,137   $   256,197   $    13,137
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

In most instances, sales involve a system of valves for a single installation and require long-term contracts. When jobs on a long-term contract progress to a point where final results can be estimated with reasonable accuracy, the percentage-of-completion method is utilized. Percentages are derived by comparing costs incurred with the estimated total costs and calculated percentages are used to allocate anticipated total revenue and cost .If any losses on a contract-in-progress become apparent, that loss is charged against the job in the period it was recognized.

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