Form 10QSB/A
period 1999-11-30
AMERICAN ENERGY SERVICES INC
filed 2000-03-15
CIK 1068205

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
                                   (UNAUDITED)

                                     ASSETS

                                                                      November 30,  February 28,
                                                                          1999          1999
                                                                      -----------   -----------
Current Assets:
          Cash and cash equivalents                                   $   (75,853)  $   353,510
          Certificates of deposit                                          11,223        11,223
          Accounts receivable - trade, net of $4,387 and $0 reserves       83,352       153,191
          Accounts receivable - other                                     105,148        68,767
          Income tax receivable                                           147,543       147,543
          Prepaids and other                                              117,776       103,834
          Costs in excess of billings on uncompleted
                contracts                                               4,191,568     4,056,295
          Inventories                                                   1,854,198     1,337,095
                                                                      -----------   -----------

                Total Current Assets                                    6,434,955     6,231,458

Property, Plant and Equipment:
          Machinery and equipment                                       1,307,682     1,307,682
          Furniture and fixtures                                          329,524       327,541
          Vehicles                                                         83,423        81,553
          Buildings and Improvements                                      221,241       221,241
          Land                                                             76,894        76,894
                                                                      -----------   -----------
                                                                        2,018,764     2,014,911
Less: accumulated depreciation                                           (828,261)     (749,677)
                                                                      -----------   -----------
                                                                        1,190,503     1,265,234

Trademarks, patents, and drawings                                       1,050,774       992,086
Less: accumulated amortization                                           (327,028)     (254,721)
                                                                      -----------   -----------
                                                                          723,746       737,365

Deferred tax asset                                                        473,371       473,371

Other assets                                                              197,528       147,029
                                                                      -----------   -----------

          Total Assets                                                $ 9,020,103   $ 8,854,457
                                                                      ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                           BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       November 30,   February 28,
                                                                           1999           1999
                                                                       -------------  -------------
Current Liabilities:
          Notes Payable                                                $   2,585,064  $   2,393,763
          Current portion of long-term obligations                           175,825        168,313
          Current portion of capital leases                                   52,182         53,723
          Accounts payable and accrued expenses                            2,622,049      4,330,462
          Billings in excess of costs on uncompleted
                contracts                                                  1,044,926        145,153
                                                                       -------------  -------------

                Total Current Liabilities                                  6,480,046      7,091,414

Long-term obligation, net of current portion                               1,106,861      1,153,374
Capital leases, net of current portion                                       106,950         78,325
                                                                       -------------  -------------

                Total Liabilities                                          7,693,857      8,323,113

Stockholders' Equity:
          Common stock, $0 par value, 10,000,000 shares authorized,
                6,948,966 and 6,198,966 shares issued and outstanding          6,949          6,199
          Capital in excess of par value                                     964,633        212,384
          Comprehensive Income (Loss)                                              0              0
          Retained earnings                                                  354,664        312,761
                                                                       -------------  -------------

                Total Stockholders' Equity                                 1,326,246        531,344
                                                                       -------------  -------------

                Total Liabilities and Stockholders' Equity             $   9,020,103  $   8,854,457
                                                                       =============  =============


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                            Three Months Ended          Nine Months Ended
                                                November 30,               November 30,
                                          -------------------------   ------------------------
                                             1999          1998          1999         1998
                                          -----------   -----------   -----------  -----------
Net Sales                                 $ 1,794,175   $ 3,108,235   $ 5,239,602  $ 8,114,889

Cost of sales                               1,273,251     2,405,698     3,758,660    6,136,148
                                          -----------   -----------   -----------  -----------

        Gross profit                          520,924       702,537     1,480,942    1,978,741

Operating expenses                            396,894       391,033     1,030,550    1,278,619
                                          -----------   -----------   -----------  -----------

        Income (loss) from operations         124,030       311,504       450,392      700,122

Other expenses (income):
        Interest, net                         134,686       128,551       407,162      370,425
        Other, net                              5,283          (979)        1,328       (1,393)
                                          -----------   -----------   -----------  -----------

                                              139,969       127,572       408,490      369,032
                                          -----------   -----------   -----------  -----------

        Net income (loss) before taxes        (15,939)      183,932        41,902      331,090

Income tax (expense) benefit                    4,781       (60,698)            0     (108,928)
                                          -----------   -----------   -----------  -----------

        Net income (loss)                 $   (11,158)  $   123,234   $    41,902  $   222,162
                                          ===========   ===========   ===========  ===========

Basic earnings (loss) per common share    $     (0.00)  $      0.02   $      0.01  $      0.04
                                          ===========   ===========   ===========  ===========

Diluted earnings (loss) per common share  $     (0.00)  $      0.02   $      0.01  $      0.04
                                          ===========   ===========   ===========  ===========

Average shares outstanding                  6,528,636     6,198,966     6,764,034    6,198,966
                                          ===========   ===========   ===========  ===========

Average diluted shares outstanding          7,010,602     6,198,966     7,324,593    6,198,966
                                          ===========   ===========   ===========  ===========

                         AMERICAN ENERGY SERVICES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                     Three Months Ended          Nine Months Ended
                                         November 30,               November 30,
                                   -------------------------  ------------------------
                                      1999          1998         1999         1998
                                   -----------   -----------  -----------  -----------
Net income (loss)                  $   (11,158)  $   123,234  $    41,902  $   222,162
Other comprehensive income (loss)         --            --           --           --
                                   -----------   -----------  -----------  -----------
Comprehensive income (loss)        $   (11,158)  $   123,234  $    41,902  $   222,162
                                   ===========   ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Three Months Ended            Nine Months Ended
                                                                               November 30,               November 30,
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

         Generally AES sales involve a system of valves for a single installation and require long-term contracts. When jobs on a long-term contract progress to a point where final results can be estimated with reasonable accuracy, the percentage-of-completion method is utilized. Percentages are derived by comparing costs incurred with the estimated total costs and calculated percentages are used to allocate anticipated total revenue and cost. If any losses on a contract-in-progress become apparent, that loss is charged against the job in the period in which it was recognized.

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


         During the nine months ended November 30, 1999, the working capital deficit improved to $45,000 when compared to the deficit at February 28, 1999 of $860,000. In the past, short-term cash flows have been inadequate in the past to overcome the working capital deficit. There are several material issues relating to the cash shortage that the Company is in the midst of addressing. Although certainly not all inclusive of the cash shortage issues, there are three in particular that are considered material. First, the Company is in arrears with the Internal Revenue Service for employment (Form 941) taxes. While two months behind for 1999 taxes at this quarter-end, an installment agreement is in place for an arreage of 1998 employment taxes totaling $266,205 at November 30, 1999. Secondly, the Company is in arrears to Harris County, Texas for 1998/1999 property taxes of $62,000. AES has had discussions with County officials concerning a payout of the arreage, although one has not yet been put in place. The Company fully intends to fulfill its obligations to the county as soon as possible. Finally, AES is also materially behind on its obligations to Metro Bank, although an informal agreement involving a restructure of debt has been accomplished to meet the Company's obligation to the bank with more favorable terms.

In spite of the cash shortages, AES management's continuing efforts have benefited the Company's working capital position, as well as it's ability to move forward with its five year strategic plan. Management continues to strive for alternatives to improve it working capital position and to address issues such as those cited above. These alternatives may include, but are not limited to, debt restructuring, debt and equity offerings, cash flow reengineering, joint ventures, mergers and acquisitions. Because of the aggressive pursuit of such alternatives, the Company anticipates imminent improvement in its financial position. For instance, on November 25, 1999 AES was awarded a materially significant contract with Asia Pacific Refinery, subject to certain conditions and although an influx of cash from that project cannot be expected until Spring/Summer of 2000). However, there is no guarantee that improvements in the AES' cash position will occur, nor that such capital will be available when it is required or on terms that are acceptable to the Company.


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