Form 10KSB
period 2000-02-29
AMERICAN ENERGY SERVICES INC
filed 2000-07-27
CIK 1068205

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                  For the fiscal year ended February 29, 2000

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the transition period from _____ to _____

                         Commission file number 0-24819

                         AMERICAN ENERGY SERVICES, INC.

             Texas                                      76-0279288
--------------------------------             --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                        7224 Lawndale, Houston, TX 77012
                    (Address of principal executive offices)

                                  713-928-5311
                          (Issuer's telephone number)

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the most recent fiscal year ended February 29, 2000 were $5,335,407.

         At July 14, 2000, the Common Stock, $.001 par value, of the registrant held by non-affiliates of the registrant was 1,082,061 shares. As of that date, there were 6,973,928 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         There is incorporated by reference in Part III of this Annual Report on Form10-KSB the information contained in the Registrant's Proxy Statement for the Company's Annual Meeting of Stockholder's to be held on October 16, 2000.

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

Products and Services

         The Company is engaged in providing products and services worldwide to processing manufacturers, energy companies and engineering/construction contractors. Principal end-user markets include domestic and international producers, transporters and refiners of oil and natural gas, as well as the petrochemical, processing and power generation industries. AES designs, manufactures, markets and services standard or specialty valves, of varying sizes and pressures, used to regulate the movement of liquids, gases, and solid materials.

         AES utilizes both Company owned and operated manufacturing facilities and contractually licensed manufacturing subcontractors, that are audited for AES quality, to produce the full line of AES standard and engineered valves.

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

         The manufacturing process involves fabrication and assembly of component parts to meet specific valve designs and specifications. AES produces machined assemblies from raw castings and forgings or sourced machined assemblies from subcontractors, which are inspected fully for material and tolerance compliance. The assembly groups are then put together as a complete valve, and function and operation tests are performed. Testing involves configuring testing procedures and changing the equipment before each test is performed in order to ensure that the valves meet the particular project's needs and requirements. The Company believes that its testing of valve integrity is the basis for providing performance and quality guarantees and total concept capability. After testing is completed, the valves are prepared for shipment.

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

New Products and Services

         Since 1993, AES has developed (i) a full line of refinery and process gate, globe, swing check, and ball valves of varying sizes, (ii) a line of specialty valve products, designed and manufactured to meet a client's particular valve application requirements, (iii) and other products, including lubricated plug valves, rotary control valves, linear control valves, geothermal through conduit gate valves and pressure seal valves. The Company also offers trunnion-mounted ball valves, and reduced or full bore floating ball valves, in virtually any metallurgy required.

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

         Since 1989, the Company has manufactured over 75,000 valve units. Due to AES's commitment to quality, less than one-fifth of one percent of these units have required any type of field service or plant refitting. The Company is licensed under internationally recognized quality programs, including API Specifications 6D, Q1 and its Quality Assurance Manual is ISO 9000 approved. Additionally, AES has been a member of several standardization societies including API and ASTM, among others.

Suppliers and Subcontractors

         The Company purchases nearly all castings, forgings, and certain finished or semi-finished components used in its products from domestic and international suppliers, including foundries and forging companies, bolt distributors and soft good distributors. AES performs most of the finished machining for the Company's engineered products. The Company also assembles valve components, and performs pressure testing and final preparation of the finished product. The Company maintains an approved vendor list of sub-suppliers and sub-assemblies for the final manufacture of equipment by AES for its clients. Over the past nine years AES has developed a working relationship with a substantial number of suppliers and sub-vendors. Management believes that these approved vendors provide adequate availability of alternative sources of quality supplies for use by the Company. During the year ended February 29, 2000, 10% of all components purchased for its sales, were purchased from the Company's leading sub-vendor, DHV. However, the Company has not entered into any agreements or contracts with any of these leading sub-vendors except for the placement of specific purchase orders related to the Company's course of business. AES sources its sub-vendors on a continuing, as needed basis. Terms of sale between the Company and the sub-vendors are generally either C.O.D. or under an Irrevocable Letter of Credit payment.

Customers

         The Company's customers include manufacturers, energy companies, domestic and international oil and gas producers, transmission and refining segments of the energy industry, and the petrochemical processing and power generation industries. End-users of the Company's products consist of a broad range of industrial, commercial and utility companies. The Company's customer base is comprised of 300 accounts with over 125 considered active. The Company markets and sells a vast majority of its products internationally while marketing domestically through distribution. Over the last eleven years, the Company has placed in service approximately $80 million dollars worth of valve products.

         The Company seeks to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Some of the Company's principal customers include Daelim Engineering and Construction Corporation ("Daelim"), Kuwait Oil Corporation, Petroleos Mexicanos, China Petroleum Engineering Construction Corporation ("CPECC"), EcoPetrol, British Petroleum, and Parsons Engineering. During the Company's fiscal year ended February 29, 2000, sales to the Company's four largest customers accounted for 59% of the Company's net sales. For years ended February 29, 2000 and February 28, 1999, sales to the Company's largest customer, CPECC in fiscal 2000 and Daelim in fiscal 1999, accounted for 35% and 30% of the Company's net sales, respectively. Due to the nature of the Company's operations, it is anticipated that significant portions of future revenues may continue to be attributable to a few customers, although it is likely that the identity of such customers will change from period to period. Because of the

Company's range of gate, globe, check and ball valves and the variety of applications available to the valves sold by the Company, the Company maintains a broad customer base within the various industries it serves.

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

MARKETING AND DISTRIBUTION

         DOMESTIC. The Company's domestic (United States, Canada and Mexico) marketing network consists of a primary distribution relationship with multifaceted production, general supply companies and specialty valve distributors. Presently, the Company's distribution activities are in the initial stages of growth. As of February 29, 2000, AES' distribution backlog was approximately $750,000.

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

         4.   Middle East:         Turkey, Syria, Saudi Arabia, Kuwait, U.A.E., Egypt

         5.   Sub-Continent:       India, Pakistan, Bangladesh

         6.   Pacific Rim:         Singapore, Malaysia, Indonesia, Japan, Korea, Thailand

         7.   China:               Mainland China, Hong Kong, Taiwan


         The market and demand for the Company's valves have grown rapidly recently, primarily as a result of the resurgence of the industries to which the Company markets. The international energy, chemical, and petrochemical industries, as well as domestic refining and pipeline markets have experienced rapid growth. In response to such growth, the Company has opened regional or country offices staffed by marketing personnel indigenous to the local market and technically well versed in valve product applications. The Company employs support personnel in Beijing, China, Seoul, Korea, and Calgary, Canada.

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

         The Company has also been able to successfully compete because minimal overhead and fixed manufacturing costs have allowed it to bid and complete projects at lower prices than its competitors. Many other large traditionally structured valve manufacturers have a substantial capital investment in domestic plant and equipment along with continuing monthly maintenance and production expenses. In contrast, the Company has structured a flexible custom manufacturing, assembly, testing, and quality verification plant in Houston, Texas that is staffed by a core group of experienced, quality-oriented valve experts. The Company's specialized facility is supported and complemented by both domestic and international quality conscious valve manufacturing subcontractors that are selectively utilized on an as needed basis - only as project quality and budget requirements dictate. By outsourcing its manufacturing requirements, not only has the Company been able to minimize fixed costs, but it has also established a large network of subcontractors strategically located throughout the world that can provide annual valve manufacturing capacity exceeding $100 million.

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

         Some of the Company's competitors include large, well-established US-based valve manufacturers with revenues in excess of $500 million, including Cooper Cameron, Crane Valve Company and Tyco Corporation, among others. These large domestic-based producers, which are established domestically and internationally, are able to protect their market territories by target pricing, approval protection, and local relations. Further, their large amount of capital and reserves allow them to survive difficult economic downturns. Another group of competitors includes divisional or stand-alone US valve manufacturers with revenues between $20 million and $100 million, including TK Valve and Tom Wheatley Valve Corporation, both of which are divisions of Dresser Industries, Inc.

         The Company also competes with several international competitors located in various parts of Europe, North and South America and Asia. One group of international valve manufacturers with which the Company competes, including Kitz, Grove-Italia (a division of Dresser Industries) and PBV, are recognized, well established, international valve manufacturers with revenues between $10 million and $1 billion. The Company also competes with various low cost producers located in Eastern Europe, India and China.

BACKLOG

         The Company's total backlog of valve manufacturing contracts as of February 29, 2000 was approximately $2.5 million (excludes aforementioned distribution backlog). Approximately 90% of the Company's present backlog of contracts is at least partially secured for payment by irrevocable letters of credit, milestones, progress payments, or wire transfer of funds at time of shipment; however, the majority of the Company's contracts are terminable by the customer without penalty. Certain of the Company's contracts include a "cancellation for convenience" section, which provides for AES recovery of costs incurred to date and related profits. As such, there can be no assurance that the amount of backlog ultimately will be realized.

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

RESEARCH AND DEVELOPMENT

         The Company currently conducts regular research and development activities involving the engineering and design of valve products. During the fiscal years ended February 29, 2000 and February 28, 1999, approximately $185,000 and $225,000, respectively, was expended in connection with such activities. Management anticipates that research and development costs as a percentage of sales will not increase materially from current levels.

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

EMPLOYEES

         At February 29, 2000, the Company employed 50 people. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES

         The principal offices and manufacturing facilities utilized and owned by AES are located in Houston, TX. The book value of these facilities amount to less than ten percent (10%) of the total assets of AES. The Company believes that its manufacturing facilities will be suitable and adequate to meet production demands of the near future.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no matter during the fiscal quarter ended February 29, 2000 that was submitted to a vote of security holders.

                                   P A R T II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         Effective May 26, 2000, the common stock of AES began trading on the OTC Bulletin Board under the symbol "AEYS".

         In connection with a migratory merger effective August 22, 1996, pursuant to which Seahawk was merged with and into the Company, 6,198,966 shares of the AES' stock were issued to the Seahawk stockholders. Since this merger was solely for the purpose of changing the domicile of the Company, this transaction was deemed not to constitute a sale in accordance with Rule 145 promulgated pursuant to the Securities Act.

         The only other issuances of AES common stock since the Seahawk merger occurred during fiscal year 2000, when 750,000 shares were sold in a private placement for $1.00 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                             RESULTS OF OPERATIONS

Fiscal Year Ended February 29, 2000 versus Fiscal Year Ended February 28, 1999

         Net sales for the Company's fiscal year ended February 29, 2000 ("fiscal 2000") decreased $5,465,277 or 50% below the fiscal year ended February 28, 1999 ("fiscal 1999"). This decrease was due primarily to a significant downturn in construction in the oil and gas industry. Additionally, the capital constraints under which the Company operated in fiscal 2000, hampered AES' sales efforts.

         Cost of sales in fiscal 2000 decreased $4,505,016 to $3,800,222 or 55% below fiscal 1999 of $8,305,238. As a percent of net sales, the Company's gross profit margin improved from 23% in fiscal 1999 to 28.8% in fiscal 2000.

         Operating expenses in fiscal 2000 increased $603,456 to $2,172,875 or 28% above operating expenses of $1,569,419 for fiscal 1999. Included in fiscal 2000 operating costs were $728,000 of expenses for penalties and interest accrued on delinquent IRS taxes, other year end accruals, and certain expenses specifically related to taking the Company public and initiating the trading of its shares on the NASDAQ.

         Other expenses for fiscal 2000 decreased $168,712 to $368,607 or 31% below other expenses of $537,319 for fiscal 1999. This change was due largely to a decrease in interest expenses accrued by the Company during fiscal 2000.

         Net income (loss) for fiscal 2000 was ($1,006,297), a decrease of $1,368,154 from $361,857 net profit for fiscal 1999. The 50% reduction in net sales coupled with $728,000 of extraordinary operating expenses were major factors in the Company's net loss for fiscal 2000.

         The net losses in fiscal 2000 resulted in basic and diluted losses per share of ($0.14) for fiscal 2000, as compared with $0.06 earnings per share for fiscal 1999.

Fiscal Year Ended February 28, 1999 versus Fiscal Year Ended February 28, 1998

         Net sales for the Company's fiscal year ended February 28, 1999 decreased $1,187,007 or 10% below the fiscal year ended February 28, 1998. This decrease was primarily related to delays in the completion of certain major valve projects.

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

         The increased net income in fiscal 1999 resulted in basic and diluted earnings per share of $0.06 compared to $0.02 per share in fiscal 1998.

Impact of Inflation

         An effect of inflation is to increase the prices of labor and raw materials used to manufacture AES' products, which may require periodic increases in the prices for the products to maintain gross profit margins. Management does not consider AES to have any unique difficulty in managing the effects, if any, on its business.

                        LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of AES' liquidity during the year ended February 29, 2000 were internally generated funds and equity provided by private placement investors. These funds were used for working capital and current operations.

         During the year ended February 29, 2000, AES experienced a severe liquidity shortage. Net cash used in operations was ($1,524,515) as compared with net cash provided by operations of $860,496 one year earlier.

         The Company's capital deficit increased by $1.2 million during the year to ($2,079,128). The shortage of working capital during fiscal 2000 has resulted in inefficiencies as well as lost opportunities. The Company has been successful, in negotiating advance payments from many customers and has pledged against letters of credit established by customers, however, the working capital shortage has hindered operations and to some degree, profitability. For that reason, AES is actively seeking alternative sources of additional capital that may include debt restructuring, debt and equity offerings. The Company has entered into a best-efforts agreement with an investment banker to raise $8,000,000 to $11,000,000 in new equity.


         During the year ended February 28, 1999, working capital improved by $325,087 to decrease the deficit to $(859,956) primarily due to the increase in cash and cash equivalents, the reduction of notes payable, and the net improvement of costs and billings on uncompleted projects.

         Capital expenditures for fiscal 1999 were $109,201 primarily for an upgrade of the Company's computer system and software, which was financed by a capital lease. No significant capital expenditures were made in fiscal 2000. Only upon a significant improvement in working capital and financial position will additional or significant capital expenditures be considered by management in fiscal 2001, and then only after exhaustive consideration and within very stringent guidelines.

         Although Company sales generally include a high percentage of export sales, the exposure to currency rate fluctuations is considered minimal. The U.S. dollar is the functional currency of the Company and all AES purchase orders are placed with and paid to the Company in that same currency. Thus, all sales and receivables are denominated in U.S. dollars.

         The economic downturn in the Pacific Rim, in addition to depressed oil and gas exploration activity, adversely affected the Company during fiscal 2000. The economic outlook for fiscal 2001 should have a positive impact on the Company's operations.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required to be filed under this item are presented elsewhere in this report. Such financial statements are incorporated by reference under this Item 7. See the Index to Financial Statements on page F-1 of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  P A R T III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLAINCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth certain information about the directors and executive officers of the Company:


                  NAME            AGE       POSITION
                  ----            ---       --------

         Larry S. Elliott         52        Chairman of the Board, and Senior
                                            Vice President

         Patrick S. Elliott       56        Director, President, and Chief
                                            Executive Officer

         Mark P. Elliott          36        Director, Senior Vice President

         Cary P. McCarra          37        Director, Senior Vice President

         Sidney J. McCarra        48        Director, Senior Vice President

         Meyer Fields             34        Controller, Chief Financial Officer


LARRY S. ELLIOTT - Larry Elliott has served as Chairman of the Board of Directors of AES since October, 1997, as President of the Company from March, 1989 until appointed Chairman, and as a director since October 1992. He has over 29 years experience in the valve industry, including extensive business travel and relationships in 45 countries. He is familiar with every major area of the Company, including sales, engineering, manufacturing, accounting and legal.

PATRICK S. ELLIOTT - Patrick Elliott has served as President of the Company since October, 1997, Chairman of the Board from March 1989 through September, 1997, as Vice President since March 1989, and as a director since October, 1992. He has over 37 years of experience in the valve industry. Mr. Elliott is bilingual and has significant involvement in the Company's activities in Mexico and South America.

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

 SIDNEY J. MCCARRA - Sidney McCarra has served as director of the Company since October 1992 and as Vice President since March 1989, and is currently Senior Vice President. He has been active in the valve manufacturing and re-manufacturing industry since 1974. He has served as Vice President of Procurement and Vice President of Operations. He has been responsible for purchasing valve products and equipment, including parts, machinery and valves, and for managing purchasing operations. He is currently responsible for locating and approving new quality vendors, negotiating vendor contracts, and performing management duties for all foreign operations as it relates to product distribution and project business.

MEYER FIELDS -
               ----------------------------------------------------------------

-------------------------------------------------------------------------------

ITEM 10.  EXECUTIVE COMPENSATION

         The following compensation table sets forth certain information regarding compensation paid during the fiscal year ended February 29, 2000 to the executives of the Company.

                           SUMMARY COMPENSATION TABLE

                  NAME AND
                  PRINCIPAL        FISCAL       SALARY            BONUS
                  POSITION          YEAR          ($)              ($)
                  --------          ----          ---              ---

         Larry S. Elliott
         Senior Vice President     2000      $ 110,000            -----
                                   1999        111,000            -----
                                   1998        143,000            -----
                                   ------------------------------------------
         Patrick S. Elliott
         President                 2000      $  95,000
                                   1999         90,000
                  -----
                                   1998        107,000            -----
                                   ------------------------------------------

         Mark P. Elliott
         Senior Vice President     2000      $  92,000            -----
                                   1999         90,000            -----
                                   1998        100,500            -----
                                   ------------------------------------------

         Cary P. McCarra
         Senior Vice President     2000      $ 108,000            -----
                                   1999         90,000            -----
                                   1998         98,500            -----
                                   ------------------------------------------
         Sidney J. McCarra
         Senior Vice President     2000      $ 113,000            -----
                                   1999         90,000            -----
                                   1998         98,500            -----
                                   ------------------------------------------

         Meyer Fields              2000      $ 12,500(A)          -----
         Controller                1999                           -----
                                   1998         -----             -----
                                   ------------------------------------------

(A) Mr. Fields was hired in November 1999.

         Currently there are no options, benefit plans nor employment agreements between the Company and the officers.

COMPENSATION OF DIRECTORS - No director of the Company received any form of compensation from the Company for any services provided as a director, for committee participation, or for special assignments.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of February 28, 1999 by:
(i) each person known to the Company to own more than five percent (5%) of any class of the Company's voting securities; (ii) each director of the Company; and (iii) all directors and officers as a group.


         TITLE              NAME AND ADDRESS         AMOUNT AND NATURE         PERCENT
        OF CLASS           OF BENEFICIAL OWNER       OF BENEFICIAL OWNER       OF CLASS
        --------           -------------------       -------------------       --------
        Common Stock       Larry S. Elliott (1)         1,708,678.2            24.50%
                           5319 Mandell
                           Houston, TX 77005

        Common Stock       Patrick S. Elliott (2)       1,767,457.8            25.35%
                           2608 Green Tee
                           Pearland, TX 77581

        Common Stock       Mark P. Elliott                883,728.9            12.68%
                           3504 E. Circle Drive
                           Pearland, TX 77581

        Common Stock       Sidney J. McCarra            1,237,425.5            17.75%
                           1903 Orchard Country
                           Houston, TX 77062

        Common Stock       Cary P. McCarra                294,576.3             4.23%
                           2107 Shaly Breeze
                           League City, TX  77573

        Common Stock       All directors and            5,891,867.7            84.51%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company intends that any transactions between the Company and its officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to the Company than those reasonably obtainable from third parties.

                                   P A R T IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)   Documents Filed as a Part of this Report

         1.  Financial Statements                                        Page

             Report of management ....................................... 19
             Index to Financial Statements...............................F-1
             Report of independent accountants...........................F-2
             Balance sheets at February 29, 2000 and
               February 28, 1999.........................................F-3
             Statements of operations for the years ended
               February 29, 2000, February 28, 1999 and 1998.............F-5
             Statement of Comprehensive Income for the years ended
               February 29, 2000, February 28, 1999 and 1998.............F-6
             Statements of stockholders' equity for the years ended
               February 29, 2000, February 28, 1999 and 1998.............F-7
             Statements of cash flows for the years ended
               February 29, 2000, February 28, 1999 and 1998.............F-8
             Notes to financial statements...............................F-10

         2. All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements and related notes listed above.

         3.  Exhibits

             Exhibit
             Number                        Description
             ------                        -----------

             2.1 Articles of Incorporation of the Company, filed as Exhibit 2.1 of Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

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

             6.4 Promissory Note dated February 2, 1998 executed by the Company in favor of Metrobank, N.A., in the original principal amount of $644,465, filed as Exhibit 6.4 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

             6.5 Security Agreement dated February 2, 1998 executed by the Company in favor of Metrobank, N.A., in the original principal amount of $644,465, filed as Exhibit 6.5 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

             23                  Consent of Simonton, Kutac & Barnidge, L.L.P.

             27                  Financial Data Schedule

         The Company will furnish a copy of any exhibit described above to any beneficial holder of its securities upon receipt of a written request therefore, and provided further that such holder pays to the Company a fee compensating the Company for its reasonable expenses in furnishing such exhibits.


         (b) AES did not file any report on Form 8-K during the year ended February 29, 2000.

SIGNATURES

         As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                        AMERICAN ENERGY SERVICES, INC.
                                                (REGISTRANT)

Date:    July 14, 2000                  By:  /s/  LARRY S. ELLIOTT
                                             ---------------------
                                             Larry S. Elliott
                                             Chairman of the Board

         As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                             TITLE                         DATE

/s/  LARRY S. ELLIOT           Senior Vice President
---------------------------    and Chairman of the Board        July 14, 2000


/s/  PATRICK S. ELLIOTT        President, Chief Executive
---------------------------  Officer and Director (Principal
                               Executive Officer)               July 14, 2000


/s/  SIDNEY J. McCARRA         Senior Vice President
---------------------------       and Director                  July 14, 2000

/s/  MARK P. ELLIOTT           Senior Vice President
---------------------------       and Director                  July 14, 2000

/s/  CARY P. McCARRA           Senior Vice President
---------------------------       and Director                  July 14, 2000

/s/  MEYER FIELDS              Controller and Chief
---------------------------     Accounting Officer              July 14, 2000

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



/s/  PATRICK S. ELLIOTT
-------------------------------------
Patrick S. Elliott
President and Chief Executive Officer

/s/  MEYER FIELDS
-------------------------------------
Meyer Fields
Controller and Chief Accounting Officer


July 14, 2000

                         AMERICAN ENERGY SERVICES, INC.

                              FINANCIAL STATEMENTS

                           FEBRUARY 29, 2000 AND 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
American Energy Services, Inc.

We have audited the accompanying balance sheets of American Energy Services, Inc. as of February 29, 2000 and February 28, 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Energy Services, Inc. as of February 29, 2000 and February 28, 1999, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,006,297 during the year ended February 29, 2000 and, as of that date, had a working capital deficiency of $2,079,128 and accumulated deficit of $693,536. Additionally, the Company is in default of substantially all of its notes payable and long-term debt. As described in Note 15 to the financial statements, management has developed a plan to address these issues and provide additional capital funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Simonton, Kutac & Barnidge, L.L.P.
Houston, Texas

July 14, 2000

                         AMERICAN ENERGY SERVICES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                               February 29,   February 28,
                                                                   2000          1999
                                                              ------------    -----------
Current Assets:
   Cash and cash equivalents                                  $    75,778     $   353,510
   Certificates of deposit                                             --          11,223
   Accounts receivable - trade, net of allowance for
     doubtful accounts of $20,000 for 2000 and 1999               662,132         153,191
   Accounts receivable - other                                     41,176          68,767
   Income tax receivable                                          124,000         147,543
   Prepaids and other                                              17,370         103,834
   Costs in excess of billings on
     uncompleted contracts                                      1,491,996       4,056,295
   Inventories                                                  1,901,855       1,337,095
                                                              -----------     -----------
       Total Current Assets                                     4,314,307       6,231,458

Property, Plant and Equipment:
   Machinery and equipment                                      1,307,682       1,307,682
   Furniture and fixtures                                         327,541         327,541
   Vehicles                                                        83,423          81,553
   Building and improvements                                      226,970         221,241
   Land                                                            76,894          76,894
                                                              -----------     -----------
                                                                2,022,510       2,014,911
Less accumulated depreciation                                    (881,181)       (749,677)
                                                              -----------     -----------
                                                                1,141,329       1,265,234

Trademarks, patents and drawings                                1,275,462         992,086
Less accumulated amortization                                    (378,545)       (254,721)
                                                              -----------     -----------
                                                                  896,917         737,365

Deferred tax asset                                                150,110         473,371

Other Assets                                                      193,819         147,029
                                                              -----------     -----------

       Total Assets                                           $ 6,696,482     $ 8,854,457
                                                              ===========     ===========


  The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               February 29,   February 28,
                                                                   2000          1999
                                                              ------------    -----------
Current Liabilities:
   Notes payable                                              $ 2,962,008     $ 2,393,763
   Current portion of long-term debt                            1,382,347         168,313
   Current portion of capital leases                              120,175          53,723
   Accounts payable and accrued expenses                        1,849,414       4,330,462
   Billings in excess of costs on uncompleted contracts            46,991         145,153
   Advances from officers                                          32,500              --
                                                              -----------     -----------

       Total Current Liabilities                                6,393,435       7,091,414
                                                              -----------     -----------

Long-term debt, net of current portion                                 --       1,153,374

Capital leases, net of current portion                                 --          78,325

Commitments and Contingencies                                          --              --

Stockholders' Equity:
   Capital stock - no par value, 10,000,000 shares
     authorized; 6,973,928 and 6,198,966 shares issued
     and outstanding at February 29, 2000
     and February 28, 1999, respectively                          996,583         218,583
   Accumulated other comprehensive loss                                --              --
   (Accumulated deficit) retained earnings                       (693,536)        312,761
                                                              -----------     -----------
       Total Stockholders' Equity                                 303,047        531,344
                                                              -----------     -----------
       Total Liabilities and Stockholders' Equity             $ 6,696,482     $ 8,854,457
                                                              ===========     ===========


  The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                            STATEMENTS OF OPERATIONS


                                                For the Years Ended
                                            ----------------------------
                                             February 29,   February 28,
                                                 2000          1999
                                            ------------    -----------
Net sales                                   $ 5,335,407     $10,800,686

Cost of sales                                 3,800,222       8,305,238
                                            -----------     -----------
     Gross Profit                             1,535,185       2,495,448

Operating expenses                            2,172,875       1,569,419
                                            -----------     -----------
   (Loss) Income from operations               (637,690)        926,029

Other expenses (income):
   Interest, net                                366,879         540,813
   Other, net                                     1,728          (3,494)
                                            -----------     -----------
                                                368,607         537,319
                                            -----------     -----------
     Net (loss) income before taxes          (1,006,297)        388,710

Income tax (expense) benefit                         --         (26,853)
                                            -----------     -----------
     Net (loss) income                      $(1,006,297)    $   361,857
                                            ===========     ===========
Basic and diluted (loss) income per share   $     (0.14)    $      0.06
                                            ===========     ===========

Diluted weighted average shares
  outstanding                                 6,565,302       6,508,914
                                            ===========     ===========

Basic and diluted weighted average shares
  outstanding                                 6,565,302       6,198,966
                                            ===========     ===========


   The accompanying notes are an interal part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                    STATEMENT OF COMPREHENSIVE (LOSS) INCOME

                                                     For the Years Ended
                                          ----------------------------------------------------
                                           February 29,       February 28,       February 28,
                                                2000               1999               1998
                                          -------------       ------------       -------------
     Net (loss) income                    $ (1,006,297)           361,857        $   109,118
     Other comprehensive income (loss)              --                 --                 --
                                          ------------        -----------        -----------
     Comprehensive (loss) income          $ (1,006,297)       $   361,857        $   109,118
                                          ============        ===========        ===========


  The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

          FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                                                         Retained
                                              Capital Stock              Earnings /          Total
                                    ---------------------------------      Accum.         Stockholders'
                                         Shares            Amount         Deficit)           Equity
                                    ---------------   ---------------   -----------      ------------
Balance at February 28, 1998              6,198,966      $  218,583      $  (49,096)    $  169,487

Net income                                       --              --         361,857        361,857
                                        -----------      ----------      ----------     ----------
Balance at February 28, 1999              6,198,966         218,583         312,761        531,344

Sale of common stock                        775,000         775,000              --        775,000

Sale of warrants                                 --           3,000              --          3,000

Transfer agent adjustment                       (38)             --              --             --

Net loss                                         --              --      (1,006,297)    (1,006,297)
                                        -----------      ----------     -----------     ----------

Balance at February 28, 20000             6,973,928      $  996,583     $  (693,536)    $  303,047
                                        ===========      ==========     ===========     ==========


  The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                     For the Years Ended
                                                               --------------------------------
                                                               February 29,       February 28,
                                                                   2000               1999
                                                               --------------   ---------------
Cash Flows from Operating Activities:
   Net (loss) income                                            $  (1,006,297)     $    361,857
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Depreciation and amortization                                    123,824           225,736
     Provision for bad debts                                               --           105,476
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                    (481,350)          250,173
       Decrease in income tax receivable                               23,543                --
       Decrease (increase) in costs in excess of billings
         on uncompleted contracts                                   2,564,299        (2,886,410)
       Increase in advances from officers                              32,500                --
       (Increase) decrease in inventories                            (564,760)          157,921
       Decrease (increase) in prepaids and other                       86,464            (3,753)
       Decrease in deferred tax asset                                 323,261            26,853
       (Increase) decrease in other assets                            (46,789)            7,370
       (Decrease) increase in accounts payable                     (2,481,048)        2,671,792
       Decrease in other liabilities                                       --            (2,643)
       Decrease in billings in excess of
         costs on uncompleted contracts                               (98,162)          (53,876)
                                                                -------------      ------------
         Net Cash (Used) Provided by Operating Activities          (1,524,515)          860,496

Cash Flows from Investing Activities:
   Purchase of property, plant and equipment                           (7,599)         (109,201)
   Purchase of trademarks, patents and drawings                      (283,376)         (114,119)
   Purchase of certificates of deposit                                     --             6,157
                                                                -------------      ------------
       Net Cash Used in Investing Activities                         (290,975)         (217,163)

Cash Flows from Financing Activities:
   Proceeds from sale of common stock                                 775,000                --
   Proceeds from the sale of warrants                                   3,000                --
   Proceeds from long-term obligations, net                           203,386           129,798
   Payments of long-term obligations                                       --          (159,170)
   Proceeds from note payable, net                                    568,245         1,053,827
   Payments of capital leases                                         (11,873)       (1,328,064)
                                                                -------------      ------------
       Net Cash Provided (Used) by Financing Activities             1,537,758          (303,609)
                                                                -------------      ------------

Net (decrease) increase in cash and cash equivalents                 (277,732)          339,724

sh and cash equivalents at beginning of year                          353,510            13,786
                                                                -------------      ------------

Cash and cash equivalents at end of year                        $      75,778      $    353,510
                                                                =============      ============

  The accompanying notes are an integral part of these financial statements.

                        AMERICAN ENERGY SERVICES, INC.

                                                                   For the Years Ended
                                                          ----------------------------------
                                                             February 29,       February 28,
                                                                 2000               1999
                                                          -----------------   --------------
Supplemental cash flow information:
-----------------------------------
   Cash paid during the years for
     Interest                                                $   63,162         $  489,571
                                                             ==========         ==========
     Income taxes                                            $       --         $       --
                                                             ==========         ==========
   Noncash transactions
     Equipment acquired under long-term obligations          $       --         $       --
                                                             ==========         ==========


  The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               FEBRUARY 29, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Energy Services, Inc. ("Company" or "AES") is a manufacturer of custom-engineered flow control valves. The Company has sales to customers located throughout the world.

In January 1996, AES completed a merger with Seahawk Overseas Exploration Company (Seahawk), a California corporation. Seahawk acquired 100% of the outstanding common shares of AES through the issuance of 58,918,677 shares of its common stock. The acquisition was accounted for as a purchase with AES as the acquirer (reverse acquisition). The Company absorbed to net liabilities of Seahawk and any additional merger costs as a period loss in the fiscal year ended February 29, 1996. A summary of Seahawk assets as a period loss in the fiscal year ended February 1996. A summary of Seahawk's assets and liabilities and related merger costs are detailed below:

     Cash                                                         6,581
     Other assets                                                18,676
     Notes payable to shareholders                              (76,756)
                                                            -----------

       Net Seahawk assets (liabilities)                         (51,499)
     Related merger costs                                       (99,309)
                                                            -----------

         AES expense fiscal year end February 28, 1996      $  (150,808)
                                                            ===========

AES's previous shareholders received 95% of the outstanding stock of the combined enterprise. Under the terms of the merger agreement, the Company merged with AES in to a newly formed Texas corporation for the purpose of changing both its domicile from California to Texas and its name to "American Energy Services, Inc." In addition, the merger was intended to provide the Company with a legal entity which could enter the public company domain and ultimately, provide potential capital through the sale of registered securities. The effect of this merger has been that the Company was able to acquire approximately 1,500 shareholders formerly owning shares of Seahawk stock. A capitalization schedule for the fiscal years ended February 29, 1996 and February 28, 1995 per financial statements as audited by Grant Thornton LLP, Houston, Texas follows:

                         AMERICAN ENERGY SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               FEBRUARY 29, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

                         AMERICAN ENERGY SERVICES, INC.
                                 AS MERGED INTO
                    SEAHAWK OVERSEAS EXPLORATION CORPORATION


                            CAPITALIZATION SCHEDULE

                                                                                 Balance at         Balance at
                                                                                February 29,       February 29,
                                                                                    1996               1995
                                                                             -----------------   -----------------
Long term debt                                                                  $   458,682        $   465,745
                                                                                ===========        ===========

                                                  Capital Stock                              Total
                                             -------------------------        Retained    Stockholders'
                                                 Shares       Amount          Earnings       Equity
                                             ------------  -----------        --------    ------------
Balance at March 1, 1994                          10,000   $      2,000   $  1,748,830    $ 1,750,830

Stock dividend                                     2,586             --             --             --

Stock issued to employees                          4,655        302,913             --        302,913

Net earnings                                          --             --          2,340          2,340
                                             -----------   ------------   ------------    -----------
Balance at February 28, 1995                      17,241        304,913      1,751,170      2,056,083

Seahawk Overseas Exploration
  Corporation                                  3,070,983        277,000       (328,499)       (51,499)

Assumed retirement of American
   Energy Services, Inc. shares                  (17,241)            --             --             --

Issuance of Seahawk Overseas
   Exploration Corporation shares
   and contribution of Seahawk
   net assets to American Energy
   Services, Inc.                             58,918,677       (328,499)       328,499             --

Merger costs                                          --        (99,309)            --        (99,309)

Net loss                                              --             --       (684,759)      (684,759)
                                             -----------   ------------   --------------  -----------
Balance a February 29, 1996                  $61,989,660   $    154,105   $  1,066,411    $ 1,220,516
                                             ===========   ============   ============    ===========

                         AMERICAN ENERGY SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               FEBRUARY 29, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

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

REVENUE RECOGNITION - Revenues from the sale of flow control valves are recorded when the products are shipped or when title passes. Title normally passes from seller to buyer when goods are shipped.

Revenues on long-term contracts involving a system of control flow valves for a single installation are recorded using the percentage-of-completion method commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The portion of the total contract price accrued is based on the ratio of costs incurred to date to total estimated costs on each contract. Losses, if any, are to be incurred on contracts in progress, are charged to income in full as soon as they become apparent.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Estimated service lives are as follows:

                                                   Estimated
                                                    Service
                                                     Lives
                                                ---------------
              Machinery and equipment                 15 years
              Furniture and fixtures              5 - 10 years
              Vehicles                                 5 years
              Building and improvements         5 - 31.5 years

                         AMERICAN ENERGY SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               FEBRUARY 29, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

TRADEMARKS, PATENTS AND DRAWINGS - Trademarks, patents and drawings are stated at cost. Amortization is provided in amounts sufficient to relate the cost of amortizable assets to operations over their estimated services lives on a straight-line basis. Estimated service lives are as follows:

                                                  Estimated
                                                   Service
                                                    Lives
                                                -------------

              Trademarks                           10 years
              Patents                              17 years
              Drawings                             10 years

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES - Included in Accounts Payable and Accrued Liabilities at February 29, 2000 are amounts due and unpaid for federal payroll tax liabilities for October, 1999 through February 29, 2000 in the amount of $570,000. See Note 15 to these notes.

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

COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and displaying comprehensive income and its components in the financial statements. Under this statement, the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings in the stockholder's equity section of the balance sheet. The Company has no other items of other comprehensive income.

EARNINGS PER SHARE - Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share has been computed by dividing net income by the weighted average number of shares plus common stock equivalents outstanding during the period, computed using the treasury stock method.

                         AMERICAN ENERGY SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               FEBRUARY 29, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

YEAR 2000 - The Company did experience difficulties due to the Year 2000 issue, defined here as the inability of computer systems (both hardware and software) to recognize the change in the year from 1999 to 2000. The Company was required to purchase a new software system and convert essentially all of its existing software over to it. The system and conversion costs were approximately $75,000.

NOTE 2 - CONTRACTS IN PROGRESS

Information regarding long-term contracts in progress is as follows:

                                                            February 29,       February 28,
                                                                2000               1999
                                                           -------------     --------------
     Expenditures on uncompleted contracts                 $     1,694,380   $    4,876,186
     Estimated earnings thereon                                    584,599        2,909,811
                                                           ---------------   --------------
                                                                 2,278,979        7,785,997
     Less billings applicable thereto                              833,974        3,874,855
                                                           ---------------   --------------
                                                           $     1,445,005   $    3,911,142
                                                           ===============   ==============

   Included in accompanying balance sheet under following captions:

                                                            February 29,       February 28,
                                                                2000               1999
                                                           ---------------   --------------
     Costs in excess of billings on uncompleted
       contracts                                           $     1,491,996   $    4,056,295
     Billings in excess of costs on uncompleted
       contracts                                                   (46,991)        (145,153)
                                                           ---------------   --------------
                                                           $     1,445,005   $    3,911,142
                                                           ===============   ==============

                         AMERICAN ENERGY SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               FEBRUARY 29, 2000


NOTE 3 - NOTES PAYABLE

Notes payable consists of the following:

                                                                     February 29,       February 28,
                                                                         2000               1999
                                                                  -----------------   --------------
Note payable to a bank with interest at prime
  (8.75% at February 29, 2000) due
  with principal, principal advances are due
  on demand secured by substantially
  all assets of the Company.                                        $      228,777      $    220,771

Line of credit agreement with a bank with
  interest at prime plus 0.5% (9.25% at
  February 29, 2000) due monthly, providing
  for maximum borrowings of $2,000,000, secured
  by substantially all assets of the Company.
  Principal advances are due on demand and is
  collateralized by substantially all assets of the
  Company.                                                               2,122,222         2,000,000

Irrevocable standby letter of credit, guaranteed individually by three of the Company's officers and directors, due
   on demand                                                               102,125                --

Note payable to bank with interest at 8.00%, due currently;
   secured by certain machinery and equipment                               61,292                --

Note payable to stockholder, interest at 18.00%; due
   on demand                                                                57,312                --

Two notes payable, non-interest bearing; due on demand                      35,836                --
note payable to Henry Locher, interest at 10.00%; due
   on demand                                                               250,000                --

Factoring agreement with Murphy Venture Partners
   with 30% interest; maturing November, 2004                               89,000           150,000

An unsecured line of credit agreement with a bank
  with interest at prime plus 1.5% (10.25% at
  February 29, 2000) due on demand, providing
  for maximum borrowings of $24,000.                                        15,444            22,992
                                                                    --------------   -----------------
                                                                    $    2,962,008      $  2,393,763
                                                                    ==============      ============

                         AMERICAN ENERGY SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               FEBRUARY 29, 2000


NOTE 4 - LONG-TERM DEBT

Long-term debt consist of the following:

                                                                                   For the Years Ended
                                                                            ----------------------------------
                                                                            February 29,        February 28,
                                                                               2000                 1999
                                                                            ------------        ------------
Note payable to a bank due in monthly
  installments of $16,192, including
  interest at prime plus 2% (10.5% at
  February 29, 2000); due February 17,
  2008, collateralized by machinery equipment,
  furniture, fixtures and patents.                                             $ 1,194,842      $ 1,144,599

Note payable to a bank; due in monthly
  installments of $3,410, including
  interest at 10.5%; due October 5, 2002;
  collateralized by land, building,
  equipment and inventory                                                          137,871          131,627

Three notes payable to a bank; due in monthly
  installments of $533, $231, and
  $586, including interest at 8.0%, 10.5%,
  and 9.5%; due February 1999 and
  August 21, 1999; collateralized by automobiles                                    26,701           20,584

Revolving credit facility (unsecured); 9.25% interest
   payable monthly                                                                  22,933           24,577
                                                                               -----------      -----------
                                                                                 1,382,347        1,321,387
     Less current portion                                                        1,382,347          168,313
                                                                               -----------      -----------
                                                                               $        --      $ 1,153,374
                                                                                ==========      ===========


Essentially all of the above-noted notes payable and long-term debt are due currently as the Company has received demand notices from the majority of these note holders.

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

                         AMERICAN ENERGY SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               FEBRUARY 29, 2000


NOTE 5 - CAPITAL LEASES (CONTINUED)

Following is a summary of equipment held under capital leases:

                                              For the Years Ended
                                          ----------------------------
                                          February 29,     February 28,
                                             2000             1999
                                          ------------     ------------

   Machinery and equipment                $     56,782     $     56,782
Furniture and fixtures                         146,257          146,257
                                          ------------     ------------
                                               203,039          203,039
     Less accumulated depreciation             (67,450)         (35,074)
                                          ------------     ------------
                                          $    135,589     $    167,965
                                          ============     ============

The above noted capital leases are in default.

Future minimum lease payments under capital leases as of February 29, 2000 are as follows:

                  For the Years Ended
                         2001                              $     50,071
                         2002                                    39,915
                         2003                                    30,189
                                                           ------------
         Total minimum lease payments                           120,175

         Less amount representing interest                       34,397
                                                           ------------

         Present value of net minimum lease payments       $     85,778
                                                           ============

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

                         AMERICAN ENERGY SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               FEBRUARY 29, 2000


NOTE 7 - INCOME TAXES (CONTINUED)

The expense (benefit) for income taxes consists of the following:


                                                For the Years Ended
                                            ----------------------------
                                            February 29,    February 28,
                                               2000            1999
                                            ------------    ------------

   Current                                  $         --    $         --
   Deferred                                     (337,420)         26,853
                                            ------------    ------------
     Total                                  $   (337,420)   $     26,853
                                            ============    ============

A reconciliation of income taxes computed at the statutory Federal income tax rate and income taxes reported in the statements of earnings follows:

                                                For the Years Ended
                                            ----------------------------
                                            February 29,    February 28,
                                               2000            1999
                                            ------------    ------------

   (Benefit) tax at statutory rate          $   (342,140)   $     67,408
   Non-deductible expenses                         4,720           2,617
   Other                                              --         (43,172)
                                            ------------    ------------
         Subtotal                               (337,420)         26,853
   Less: valuation allowance                     337,420              --
                                            ------------    ------------
       Total (benefit) expense              $         --    $     26,853
                                            ============    ============


The long-term deferred tax asset results from the following:

                                                For the Years Ended
                                            ----------------------------
                                            February 29,    February 28,
                                               2000            1999
                                            ------------    ------------

   Bases differences in intangibles
     and fixed assets                       $   (393,327)   $   (393,327)
   Net operating loss carryforward             1,208,162         870,742
   Miscellaneous costs capitalized
     for tax purposes                              4,044           4,044
   Valuation allowance                          (676,857)             --
                                            ------------    ------------
                                            $    142,022    $    473,371
                                            ============    ============


A valuation allowance has been applied to the above-noted deferred tax assets as a result of the Company's going-concern uncertainty and the doubt of realizing these benefits.

                         AMERICAN ENERGY SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               FEBRUARY 29, 2000


NOTE 7 - INCOME TAXES (CONTINUED)

The Internal Revenue Service is examining the Company's Federal Income Tax return for the year ended February 29, 1993. Management believes that the ultimate resolution of the examination will not have a substantial effect upon the Company's financial condition or results of operation.

NOTE 8 - SIGNIFICANT CUSTOMERS

The Company had sales to one customer that constituted 35% of net sales for the year ended February 29, 2000, and 30% of net sales for the year ended February 28, 1999.

Foreign sales were 95% and 92% of total sales in fiscal years 2000 and 1999, respectively.

NOTE 9 - WARRANTS

The Company has issued warrants to two investment banking firms to purchase 10% of the equity of the Company for professional services in raising equity capital, and are exercisable for a period of five years after the date of the merger. The number of shares authorized for grant under this warrant agreement amounted to 619,896 at February 29, 2000. No warrants have been exercised.

In connection with the private placement sale of 775,000 shares of common stock during fiscal 2000, investors received warrants to purchase 310,000 shares of additional common stock for $2.00 per share. The cost of these warrants were $3,000. No warrants have been exercised.

NOTE 10 - REVERSE STOCK SPLIT

On August 28, 1997, the Company effected a one for ten reverse stock split. To effect the split, the Company's authorized, no par stock decreased to 10,000,000 shares and issued and outstanding shares decreased to 6,198,966 shares.

All references in the accompanying financial statements to the number of common shares and per share amounts for subsequent periods have been restated to reflect the stock split.

NOTE 11 - EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly, but also provides the effect to the impact of convertible securities, such as common stock warrants, if dilutive, would have on net income and average common shares outstanding if converted.

                         AMERICAN ENERGY SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               FEBRUARY 29, 2000


NOTE 11 - EARNINGS PER SHARE (CONTINUED)

For the year ended February 28, 1999, average shares outstanding were increased for stock warrants assumed exercised by 309,948 to arrive at weighted average shares outstanding for purposes of calculating diluted earnings per share.

NOTE 12 - PREFERENTIAL DISTRIBUTION

In accordance with the merger agreement discussed in Note 1, the Company made a preferential distribution of the net assets of Seahawk to the pre-merger shareholders of Seahawk in fiscal year 1998. The net assets distributed were as follows:

         Cash                                          $         6,491
         Land                                                    9,676
         Note payable to Directors of Seahawk                  (80,645)
                                                       ---------------
                                                       $       (64,478)
                                                       ===============

NOTE 13 - NEW ACCOUNTING STANDARDS

As of January 1, 1998, AES adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards of report for comprehensive income and its components in a full set of general-purpose financial statements. Adoption of this statement had no impact on the Company's net income or stockholders' equity for any of the periods presented.

AES has also adopted SFAS No. 131. "Disclosure About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 31, 1997. This statement requires disclosures about operating segments an enterprise is engaged in and the different economic environments in which it operates. Operating segments are components of the Company that are used internally for evaluating segment performance and in the determination of resource allocation to those segments. AES is currently operating as one segment and reviewed regularly in aggregate. However, when necessary to better understand performance of other segments, or to access future net cash flows, the Company will segregate in segments, those components of the business as warranted.

SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements of AES are unaffected by implementation of this new standard.

                         AMERICAN ENERGY SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               FEBRUARY 29, 2000


NOTE 13 - NEW ACCOUNTING STANDARDS (CONTINUED)

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contacts, (collectively referred to as derivates) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair market value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transactions. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

NOTE 14 - GEOGRAPHIC INFORMATION

The Company's revenues by geographical area for the fiscal years ended February 29, 2000 and February 28, 1999 are as follows:

                                    For the Years Ended
                                ----------------------------
                                February 29,    February 28,
                                    2000            1999
                                -----------     ------------
   United States                $   533,541     $  1,080,068
   Mexico                         1,333,852        2,168,138
   Kuwait                         3,468,014        3,780,240
   Other                                 --        3,772,240
                                 ----------     ------------
     Total Revenues             $ 5,335,407     $ 10,800,686
                                ===========     ============

NOTE 15 - GOING CONCERN

As shown in the accompany financial statements, the Company incurred a loss of $1,006,297 during the year ended February 29, 2000 and as of that date, the Company's current liabilities exceeded it current assets by $2,079,128, and had an accumulated deficit of $693,536. Additionally, the Company was in default on substantially all of its notes payable, long-term debt and capital lease agreements. No waivers have been obtained for the defaults. Those factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a plan to secure additional financing for working capital purposes. The ability of the Company to continue as a going concern is dependent on the plan's success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                         AMERICAN ENERGY SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               FEBRUARY 29, 2000


NOTE 16 - SIGNIFICANT SUBSEQUENT EVENTS

PROPOSED EQUITY PLACEMENT - On June 21, 2000, AES signed a letter of intent to acquire Sabine Resources, Inc., a privately held Texas corporation, in a tax-free exchange of stock. Sabine Resources, Inc. is an energy-related company with contracts to dispose of non-hazardous oilfield waste. AES will receive 1,604,880 shares of Sabine Resources, Inc. common stock in exchange for 2,750,000 shares of AES common stock.

On June 27, 2000, AES entered into an agreement with an investment banker to raise $8,000,000 to $11,000,000 total in two proposed private placement offerings of equity securities. The agreement stipulates that the investment banker will use a best efforts basis and there are no guarantees that the funds will be raised. Management intends to use the funds, if available, for debt liquidation, working capital and acquisitions.

                                   EXHIBIT 23


July 14, 2000

To the Board of Directors
American Energy Services, Inc.

In connection with our audits of the financial statements of American Energy Services, Inc. as of February 29, 2000 and February 28, 1999, and for each of the two years then ended, which financial statements are included in the Form 10-KSB, we have also audited the financial statement schedules listed in Item 14 herein.

In our opinion, these financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/S/ Simonton, Kutac & Barnidge, L.L.P.

Simonton, Kutac & Barnidge, L.L.P.
Houston, Texas

                         AMERICAN ENERGY SERVICES, INC.

                 SCHEDULE II - VALUATION OF QUALIFYING ACCOUNTS

                                                      Balance      Acquisitions    Charge      Charged                   Balance At
                                                   At Beginning        And           To        To Other                    End of
                                                     Of Period     Dispositions   Operations   Accounts    Deductions      Period
                                                   -------------  -------------   ----------  ---------    ----------    ----------
Year ended February 29, 2000
    Allowance for obsolete inventory               $       --     $       --     $  233,133   $      --   $        --    $  233,133
                                                   ==========     ==========     ==========   =========   ===========    ==========
    Allowance for doubtful accounts                $   20,000     $       --     $       --   $      --   $        --    $   20,000
                                                   ==========     ==========     ==========   =========   ===========    ==========

Year ended February 28, 1999
    Allowance for doubtful accounts                $   20,000     $       --     $  105,476   $      --   $   105,476    $   20,000
                                                   ==========     ==========     ==========   =========   ===========    ==========