Form 10QSB
period 2000-05-31
AMERICAN ENERGY SERVICES INC
filed 2000-07-31
CIK 1068205

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT

                  For the transition period from _____ to _____

                         Commission file number 0-24819

                         AMERICAN ENERGY SERVICES, INC.

                    Texas                     76-0279288
     -------------------------------------    ----------
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

         As of July 27, 2000, there were 7,973,928 shares of Common Stock outstanding.

                      ITEM 1.   FINANCIAL STATEMENTS

                     AMERICAN ENERGY SERVICES, INC.
                             BALANCE SHEETS
                              (UNAUDITED)

                                 ASSETS

                                                                      May 31,    February 28,
                                                                       2000          2000
                                                                    ----------   -----------
Current Assets:
        Cash and cash equivalents                                   $   65,418    $   75,778
        Certificates of deposit                                          6,130
        Accounts receivable - trade, net of $0 reserves                475,727       662,132
        Accounts receivable - other                                     52,351        41,176
        Income tax receivable                                          124,000       124,000
        Prepaids and other                                              17,369        17,370
        Costs in excess of billings on uncompleted
               contracts                                             3,230,662     1,491,996
        Inventories                                                  1,901,855     1,901,855
                                                                    ----------    ----------
               Total Current Assets                                  5,873,512     4,314,307

Property, Plant and Equipment:
        Machinery and equipment                                      1,307,682     1,307,682
        Furniture and fixtures                                         327,541       327,541
        Vehicles                                                        83,423        83,423
        Buildings and Improvements                                     226,510       226,970
        Land                                                            76,894        76,894
                                                                    ----------    ----------
                                                                     2,022,050     2,022,510
Less:   accumulated depreciation                                      (914,181)     (881,181)
                                                                    ----------    ----------
                                                                     1,107,869     1,141,329

Trademarks, patents, and drawings                                    1,320,462     1,275,462
Less:   accumulated amortization                                      (389,836)     (378,545)
                                                                    ----------    ----------
                                                                       930,626       896,917

Deferred tax asset                                                     150,110       150,110

Other assets                                                           204,541       193,818
                                                                    ----------    ----------
        Total Assets                                                $8,266,658    $6,696,481
                                                                    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                           BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           May 31,                 February 29,
                                                                            2000                       2000
                                                                     -------------------     -------------------------
Current Liabilities:
  Notes Payable                                                      $         2,911,148     $               2,962,008
  Current portion of long-term obligations                                     1,375,792                     1,382,347
  Current portion of capital leases                                              100,087                       120,175
  Accounts payable and accrued expenses                                        2,051,787                     1,849,414
  Billings in excess of costs on uncompleted
   contracts                                                                     948,751                        46,991
  Advances from officers                                                          32,500                         32500
                                                                     -------------------     -------------------------

   Total Current Liabilities                                                   7,420,065                     6,393,435

Long-term obligation, net of current portion
Capital leases, net of current portion
                                                                     -------------------     -------------------------

   Total Liabilities                                                           7,420,065                     6,393,435

Stockholders' Equity:
  Common stock, $0 par value, 100,000,000 shares authorized,
   7,973,928 shares issued and outstanding                                         6,949
  Capital in excess of par value                                               1,489,634                       996,583
  Comprehensive Income (Loss)                                                     43,547
  Retained earnings                                                             (693,537)                     (693,536)
                                                                     -------------------     -------------------------

   Total Stockholders' Equity                                                    846,593                       303,047
                                                                     -------------------     -------------------------

   Total Liabilities and Stockholders' Equity                        $         8,266,658     $               6,696,482
                                                                     ===================     =========================


   The accompanying notes are an integral part of these financial statements.

                     AMERICAN ENERGY SERVICES, INC.
                        STATEMENT OF OPERATIONS
                              (UNAUDITED)

                                                        Three Months Ended
                                                              May 31,
                                                      2000              1999
                                                   ----------        ----------
Net Sales                                          $1,935,970        $1,403,120

Cost of sales                                       1,445,143         1,051,502
                                                   ----------        ----------
        Gross profit                                  490,827           351,618

Operating expenses                                    351,636           246,486
                                                   ----------        ----------
        Income (loss) from operations                 139,191           105,132

Other expenses (income):
        Interest, net                                  95,644           116,501
        Other, net                                                       (1,983)
                                                   ----------        ----------
                                                       95,644           114,518
                                                   ----------        ----------
        Net income (loss) before taxes                 43,547            (9,386)

Income tax (expense) benefit                          (13,000)               --
                                                   ----------        ----------
        Net income (loss)                          $   30,547        $   (9,386)
                                                   ==========        ==========
Basic and diluted income (loss) per share          $     0.00        $    (0.00)
                                                   ==========        ==========
Basic weighted average shares outstanding           7,413,488         6,201,966
                                                   ==========        ==========
Diluted weighted average shares outstanding         8,063,586         6,201,966
                                                   ==========        ==========

                     AMERICAN ENERGY SERVICES, INC.
                   STATEMENT OF COMPREHENSIVE INCOME

                                                         Three Months Ended
                                                               May 31,
                                                      2000              1999
                                                   ----------        ----------
Net income (loss)                                  $   30,547        $   (9,386)
Other comprehensive income (loss)                          --                --
                                                   ----------        ----------
Comprehensive income (loss)                        $   30,547        $   (9,386)
                                                   ----------        ----------

                     AMERICAN ENERGY SERVICES, INC.
                        STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                                                     Three Months Ended
                                                                                           May 31,
                                                                                    2000             1999
                                                                                -----------      -----------
Cash Flows from Operating Activities:
        Net income (loss)                                                       $    30,547      $    (9,386)
        Adjustments to reconcile net income (loss) to cash provided
        (used) by operating activities:
               Depreciation and amortization                                         33,000           38,004
        Changes in operating assets and liabilities:
               Decrease (increase) in accounts receivable                           186,405       (1,058,328)
               (Increase) decrease in costs in excess of billings on
                    uncompleted contracts                                        (1,738,666)         172,606
               (Increase) in inventories                                                 --         (300,050)
               (Increase) in prepaids and other                                          --               --
               Decrease in deferred tax asset                                            --               --
               (Decrease) increase in accounts payable                              202,373         (194,369)
               Increase in other liabilities                                                             300
               Increase in billings in excess of cost on uncompleted
                    contracts                                                       901,760        1,130,913
                                                                                -----------      -----------
                         Net Cash Provided (Used) by Operating Activities          (384,581)        (220,310)

Cash Flows from Investing Activities:
        (Purchase) of property, plant and equipment                                      --               --
        (Purchase) of trademarks, patents and drawings                              (45,000)         (58,042)
        (Purchase) of certificates of deposit                                        (6,130)              --
                                                                                -----------      -----------
                         Net Cash Provided (Used) in Investing Activities           (51,130)         (58,042)

Cash Flows from Financing Activities:
        Net (payments) on lines of credit                                           (77,503)         (41,237)
        Net (payments) on long-term obligations                                                      (42,078)
                                                                                -----------      -----------
                         Net Cash (Used) Provided by Financing Activities           (77,503)         (83,315)

Net (decrease) increase in cash and cash equivalents                               (513,214)        (361,667)

Cash and cash equivalents at beginning of period                                     75,778          353,510
                                                                                -----------      -----------
Cash and cash equivalents at end of period                                      $  (437,436)     $    (8,157)
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

         These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report of Form 10-KSB for the fiscal year ended February 29, 2000.

NOTE 2 - Revenue Recognition

         Revenues are recorded when flow control valves sold are shipped or when title passes. Title normally passes from seller to buyer when the goods are shipped. On some rare occassions, the buyer pays for completed goods just prior to shipment. At that point, AES considers title to have passed to the buyer. In most instances, sales involve a system of valves for a single installation and require long-term contracts. When jobs on a long-term contract progress to a point where final results can be estimated with reasonable accuracy, the percentage-of-completion method is utilized. Based on the ratio of costs incurred to date to the total estimated costs of the contracts, a portion of the total contract price is accrued as revenue. If any losses on a contract-in-progress become apparent, that loss is charged against the job in the period it was recognized.

NOTE 3  -- Income Taxes

         A pre-tax income or loss results in an income tax expense or benefit, respectively. With pre-tax income, the tax expense is easily calculated and accrued at the standard corporate rate

NOTE 4 - EARNINGS (LOSS) PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly, but also provides the effect to the impact of convertible securities, such as common stock warrants, if dilutive, would have on net income and average common shares outstanding if converted.

For the three month periods ending May 31, 2000 and May 31, 1999, average shares outstanding were increased for stock warrants assumed exercised by 309,948 to arrive at weighted average shares outstanding for purposes of calculating diluted earnings per share.









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

                              RESULTS OF OPERATIONS

Quarter Ended May 31, 2000 versus Quarter Ended May 31, 1999

         Revenues for the three months ended May 31, 2000 were $1,935,970 compared to $1,403,120 for the same period in 1999. The increase in revenues can be attributed primarily to increased sales from a single client who comprised 68% of the first quarter revenues. .

         Cost of sales rose in first quarter ended May 31, 2000 to $1,445,143 up from $1,051,502 during the first quarter of 1999. Gross profit for the May 31, 2000 quarter rose to $490,827, compared to $351,818 for first quarter 1999. As a percent of net sales, gross profit was 25% for the first quarter 2000, compared with 25% for first quarter 1999.

         Operating expenses for first quarter 2000 were $351,636 or $105,150 above operating expenses for first quarter 1999 at $246,486. This increase can be attributed in part to accounting adjustments made in the first quarter 2000, to better reflect all accrued operating costs.

         Interest and other expenses decreased $18,874 to $95,644 for first quarter ended May 31, 2000, as compared to $114,518 interest and other expenses for the same period in 1999. Net income for the first quarter 2000 was $30,547 or $39,933 greater than the ($9,386) for the same period last year.

                         LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of the Company's liquidity for the three months ended May 31, 2000 were cash available at the beginning of the year coupled with additional paid in capital of $ 500,000. These funds were used for the reduction of short-term and long-term debt as well as working capital and current operations.

         During the quarter ended May 31, 2000, the working capital deficit decreased $532,575 when compared to the deficit at February 29, 2000 of $2,079,128 Primarily due to the net improvement of costs and billings on uncompleted projects. The short-term cash flows have been inadequate to overcome the working capital deficit, thus hindering AES' ability to take advantage of slightly improved economic conditions as well as it's ability to move forward more aggressively with the Company's strategic plans. However, the Company has successfully negotiated advance payments from many customers and has pledged against letters of credit established by customers. Further, AES is aggressively pursuing alternative sources of capital to overcome the working capital deficit. The company has entered into a best- efforts agreement with an investment banker to raise $ 8,000,000 to $ 11,000,000 in new equity.

         There were no capital expenditures during the quarter ended May 31, 2000, nor are any planned or expected in the near term. Only upon a very significant improvement in the Company's financial position, will capital expenditures be considered, and then only after diligent consideration and within stringent guidelines.





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

         The Company has not incurred any material expense to date with regard to the Y2K issue, nor does it expect any future expense related to the issue to be material. Any costs associated with the issue will be treated as period costs and expensed as incurred. There can be no assurance, however, that the Y2K issue will not present problems unforeseen at this time.








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

b)       Reports of Form 8-K

         None

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

  27                         Financial Data Schedule