Form 10QSB
period 2000-08-31
AMERICAN ENERGY SERVICES INC
filed 2000-10-16
CIK 1068205

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

                       [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000

                       [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                                       to

Commission file number 0-24819

AMERICAN ENERGY SERVICES, INC.

Texas	76-0279288
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7224 Lawndale, Houston, TX 77012
(Address of principal executive offices)

713-928-5311
(Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X    No

        As of October 10, 2000, there were 8,339,260 shares of Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

AMERICAN ENERGY SERVICES, INC.
BALANCE SHEETS
(Unaudited)

ASSETS

	August 31, 2000	February 29, 2000
Current Assets:
Cash and cash equivalents	$3,867	$75,778
Certificates of deposit	6,130
Accounts receivable — trade, net of $19,924 and $0 reserves	232,345	662,132
Accounts receivable — other	65,077	41,176
Income tax receivable	124,000	124,000
Prepaids and other	17,369	17,370
Costs in excess of billings on uncompleted contracts	2,362,097	1,491,996
Inventories	1,901,855	1,901,855

Total Current Assets	4,712,740	4,314,307
Property, Plant and Equipment:
Machinery and equipment	1,360,122	1,307,682
Furniture and fixtures	331,490	327,541
Vehicles	83,423	83,423
Buildings and Improvements	226,510	226,970
Land	76,894	76,894

	2,078,438	2,022,510
Less: Accumulated depreciation	(947,180)	(881,181)

	1,131,258	1,141,329
Trademarks, patents, and drawings	1,395,462	1,275,462
Less: Accumulated amortization	(401,127)	(378,545)

	994,335	896,917
Deferred tax asset	150,110	150,110
Other assets	204,541	193,819

Total Assets	$7,192,984	$6,696,482

AMERICAN ENERGY SERVICES, INC.
BALANCE SHEETS (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	August 31, 2000	February 29, 2000
Current Liabilities:
Notes Payable	$2,911,393	$2,962,008
Current portion of long-term obligations	1,371,319	1,382,347
Current portion of capital leases	100,060	120,175
Accounts payable and accrued expenses	1,481,111	1,849,414
Billings in excess of costs on uncompleted contracts	46,925	46,991
Advances from officers	32,500	32,500

Total Current Liabilities	5,943,308	6,393,435
Total Liabilities	5,943,308	6,393,435
Stockholders' Equity:
Common stock, $.001 par value, 10,000,000 shares authorized, 8,339,260 shares issued	6,949	6,949
Accumulated comprehensive income (loss)	1,861,915	989,634
Capital in excess of par value	72,461
Retained earnings	(691,650)	(693,536)

Total Stockholders' Equity	1,249,675	303,047

Total Liabilities and Stockholders' Equity	$7,192,984	$6,696,482

The accompanying notes are an integral part of these financial statements.

AMERICAN ENERGY SERVICES, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2000	1999	2000	1999
Net Sales	$1,368,411	$2,042,307	3,304,381	3,445,427
Cost of sales	915,707	1,433,907	2,360,850	2,485,409

Gross profit	452,704	608,400	943,531	960,018
Operating expenses	393,439	387,170	745,075	633,656

Income (loss) from operations	59,265	221,230	198,456	326,362
Other expenses (income):
Interest, net	4,932	155,975	100,576	272,476
Other, net	(5,543)	(1,972)	(5,543)	(3,955)

	(611)	154,003	95,033	268,521

Net income (loss) before taxes	59,877	67,227	103,424	57,841
Income tax (expense) benefit	(17,963)	(4,781)	(30,963)	(4,781)

Net income (loss)	$41,914	$62,446	72,461	53,060

Basic income (loss) per share	$0.01	$0.01	0.01	0.01

Diluted income (loss) per share	$0.01	$0.01	0.01	0.01

Basic shares outstanding
Diluted shares outstanding	8,339,260	6,948,966	8,339,260	6,948,966

AMERICAN ENERGY SERVICES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2000	1999	2000	1999
Cash Flows from Operating Activities:
Net income (loss)	$41,914	$62,446	$72,461	$53,060
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	44,290	57,164	88,581	95,168
Changes in operating assets and liabilities:
Decrease in receivables	243,382	804,697	429,787	(253,631)
Decrease in inventories		(222,443)		(522,493)
(Increase) in costs in excess of billings on uncompleted contracts	868,565	(13,369)	(870,101)	159,237
(Decrease) increase in accounts payable and accrued expenses	(570,676)	(1,022,267)	(368,303)	(1,216,336)
Decrease in deferred tax asset		4,781		4,781
(Increase) in prepaids and other		(13,942)		(13,942)
Increase in billings in excess of cost on uncompleted contracts	(901,826)	(438,766)	(66)	692,147
Increase (decrease) in other assets/liabilities, net	(12,726)		(34,623)

Net Cash Provided (Used) by Operating Activities	(287,078)	(781,699)	(682,264)	(1,002,009)
Cash Flows from Investing Activities:
Retirement (purchase) of property, plant and equipment	(56,388)	(20,816)	(55,928)	(20,816)
Retirement (purchase) of trademarks, patents and drawings	(75,000)	(100)	(120,000)	(58,142)
Redemption (purchase) of certificates of deposit			(6,130)

Net Cash Provided (Used) in Investing Activities	(131,388)	(20,916)	(182,058)	(78,958)
Cash Flows from Financing Activities:
Capital contributions in excess of par	372,281	753,000	872,281	753,000
Net increase (payments) on lines of credit		270,292		229,055
Net (payments) on long-term obligations	(4,254)	43,677	(81,757)	1,599

Net Cash (Used) Provided by Financing Activities	368,027	1,066,969	790,524	983,654
Prior year adjustment to retained earnings	1,887		1,887
Net (decrease) in cash and cash equivalents	(48,551)	264,354	(71,911)	(97,313)
Cash and cash equivalents at beginning of period	52,418	(8,157)	75,778	353,510

Cash and cash equivalents at end of period	$3,867	$256,197	$3,867	$256,197

AMERICAN ENERGY SERVICES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — General

        The foregoing financial statements have been prepared from the books and records of American Energy Services, Inc. (“AES” or the “Company”) without audit. In the opinion of management all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of results for the interim periods presented, are reflected in the financial statements.

        These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report of Form 10-KSB for the fiscal year ended February 29, 2000 as well as the Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 2000.

NOTE 2 — Revenue Recognition

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This material contains “forward-looking” statements as defined in the Securities and Exchange Acts of 1933 and 1934 that could involve substantial risk and uncertainties. When expressions include words such as “anticipate”, “believe”, “estimate”, “intend”, “expect”, “plan”, and when similar expressions are used, they are intended to identify the statements as forward-looking. American Energy Services, Inc. (“AES” or the “Company”) relies on a variety of internal and external information to develop such statements. Due to the inherent risks and limitations in that development process and the relatively volatile nature of the industry in which the Company operates, actual results, performance and achievements may differ materially from results suggested by these forward-looking statements.

Results of Operations

Three Months Ended August 31, 2000 versus Three Months Ended August 31, 1999

        Revenues for the three months ended August 31, 2000 were $1,368,411 compared to $2,042,307 for the same period in 1999. The decline in revenues for the three months ended August 31, 2000 as compared to revenues for the same period 1999 can be attributed to the completion of two large valve projects by August 1999 which greatly increased revenues for the period.

        While cost of sales was down 36% or $518,200, the gross profit for the fiscal quarter ended August 31, 2000 was down as well at 26% below the three-month period ended August 31, 1999. This was primarily due to the reasons cited above.

        Operating expenses increased slightly to $393,439 for three months ended August 31, 2000 as compared with $387,170 operating expenses for the prior year period.

        Interest and other expenses for the three months ended August 31, 2000 decreased $151,043 compared to the same period of last year. This decrease in interest expense is related to AES ongoing efforts to negotiate more favorable terms on AES debt.

        Net income before taxes for the three months ended August 31, 2000 dropped slightly to $59,877 as compared to $67,227 in pretax income for the previous year's three month period.

Six Months Ended August 31, 2000 versus Six Months Ended August 31, 1999

        Revenues for the six months ended August 31, 2000 were $3,304,381 or $141,046 down from the same period of last year. This decrease can be attributed to the prior completion of two large projects during the first six months of 1999 which greatly increased second quarter 1999 revenues.

        Cost of sales for the six month period ended August 31, 2000 was down $124,559 as would be expected with lower prior year revenues. Further, gross profit dollars were down 39% compared to the same period of last year. However, gross profit was 30% as a percent of revenues in the current period, compared to only 28% in the same period of last year.

        Operating expenses were up $111,419 in the six months ended August 31, 2000 compared to the six months ended August 31, 1999. This increase can be attributed in part to accounting adjustments made in the first quarter 2000 which better recognized all accrued operating cost in their appropriate time period.

        Interest and other expenses for the six months of the current fiscal year decreased $171,900 compared to the same period of last year. This is primarily due to renegotiations with debtors.

Liquidity and Capital Resources

        The primary sources of the Company's liquidity for the six months ended August 31, 2000 included cash available at the beginning of the year and more significantly capital contributed by private investors. These funds were primarily used for the reduction of accounts payable, coupled with an increase in inventories.

        During the six months ended August 31, 2000, the working capital deficit improved to $1,230,568 when compared to the deficit at February 29, 2000 of $2,079,128. In the past, short-term cash flows have been inadequate in the past to overcome the working capital deficit. However, AES management's continuing efforts to raise capital have benefited the Company's working capital position, as well as its ability to move forward with an aggressive five year strategic plan. Management is continually striving to improve its working capital position as well as grow the Company through a variety of alternatives. These alternatives may include, but are not limited to, debt restructuring, debt and equity offerings, cash flow reengineering, joint ventures, mergers and acquisitions. Because of the aggressive pursuit of such alternatives, the Company anticipates imminent improvement in its financial position. However, there is no guarantee that such improvements will occur, nor that such capital will be available when it is required or on terms that are acceptable to the Company.

        Capital expenditures during the six months ended August 31, 2000 included a note for two new copy machines necessitated by the retirement of another. Only upon a continued and significant improvement in the Company's financial position, will capital expenditures be considered, and then only after diligent consideration and within stringent guidelines.

Year 2000

        The year 2000 (“Y2K”) issue is the inability of computer systems to recognize the change in year from 1999 to 2000. The issue affects both information technology (“IT”) and non-IT systems. Because non-IT systems are typically embedded technology, these are more difficult to assess than IT systems and often require replacement rather than repair.

        AES has recognized the significant uncertainty associated with the Y2K issue and has tested its products for compliance. It is the Company's belief that substantially all necessary modifications have been made to its products.

        However, the Company is still in the process of reviewing its internal computer systems. An outside vendor has assessed the Company's internal hardware and most of its software with regard to Y2K compliance. No “mission critical” systems have required significant modification or replacement, other than the management information system discussed below.

        The Company recently contracted with Global Solutions (“InFiSy”) for installation and implementation of a new management information system. The new system will replace an obsolete legacy system. The decision during 1998 to replace the existing system was influenced by the costs associated with making the obsolete system Y2K compliant. However, the decision was made primarily due to the need for a fully integrated MRP II (Material Resource Planning) system, the efficiencies to be gained, and the reasonable, very favorable terms under which InFiSy will be acquired. The cost of the InFiSy system, which will be amortized over its expected useful life is approximately $50,000, exclusive of some possible internal costs of installation.

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

      27 — Financial Data Schedule

b)   Reports of Form 8-K

      None