Form 10QSB
period 2000-11-30
AMERICAN ENERGY SERVICES INC
filed 2001-01-11
CIK 1068205

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-24819

AMERICAN ENERGY SERVICES, INC.

Texas	76-0279288
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7224 Lawndale, Houston, TX 77012
(Address of principal executive offices)

713-928-5311
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X    No

As of November 30, 2000, there were 9,335,342 shares of Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

AMERICAN ENERGY SERVICES, INC.
BALANCE SHEETS
(Unaudited)

ASSETS

	November 30, 2000	February 29, 2000
Current Assets:
Cash and cash equivalents	$16,526	$75,778
Certificates of deposit	6,130
Accounts receivable — trade, net of $22,604 and $0 reserves	128,400	662,132
Accounts receivable — other	31,274	41,176
Income tax receivable	124,000	124,000
Prepaid Expenses	435,718	17,370
Costs in excess of billings on uncompleted contracts	1,489,562	1,491,996
Inventories	1,899,679	1,901,855

Total Current Assets	4,131,290	4,314,307
Property, Plant and Equipment:
Machinery and equipment	1,360,722	1,307,682
Furniture and fixtures	331,490	327,541
Vehicles	83,423	83,423
Buildings and Improvements	226,510	226,970
Land	76,894	76,894

	2,079,037	2,022,510
Less: Accumulated depreciation	(980,181)	(881,181)

	1,098,857	1,141,329
Trademarks, patents, and drawings	1,455,462	1,275,462
Less: Accumulated amortization	(480,164)	(378,545)

	975,297	896,917
Deferred tax asset	775,260	150,110
Other assets	204,542	193,819

Total Assets	$7,185,245	$6,696,482

The accompanying notes are an integral part of these financial statements.

AMERICAN ENERGY SERVICES, INC.
BALANCE SHEETS (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	November 30, 2000	February 29, 2000
Current Liabilities:
Notes Payable	$2,698,819	$2,962,008
Current portion of long-term obligations	1,210,227	1,382,347
Current portion of capital leases	165,328	120,175
Accounts payable	609,375	1,400,993
Accrued expenses	461,709	448,421
Billings in excess of costs on uncompleted contracts	577,925	46,991
Advances from officers	26,300	32,500

Total Current Liabilities	5,749,683	6,393,435
Long-term obligation, net of current portion
Capital leases, net of current portion

Total Liabilities	5,749,683	6,393,435
Stockholders' Equity:
Common stock, $0 par value, 100,000,000 shares authorized, 9,335,342 shares issued and outstanding	6,949	6,949
Capital in excess of par value	2,365,725	989,634
Comprehensive Income (Loss)	97,843
Retained earnings	(1,034,954)	(693,536)

Total Stockholders' Equity	1,435,563	303,047

Total Liabilities and Stockholders' Equity	$7,185,245	$6,696,482

The accompanying notes are an integral part of these financial statements.

AMERICAN ENERGY SERVICES, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2000	1999	2000	1999
Net Sales	$1,350,862	$1,794,175	4,655,243	5,239,602
Cost of sales	1,233,583	1,384,251	3,594,433	3,869,660

Gross profit	117,279	409,924	1,060,810	1,369,942
Operating expenses	174,133	396,894	919,208	1,030,550

Income (loss) from operations	(56,854)	13,030	141,602	339,392
Other expenses (income):
Interest, net	(89,699)	134,686	10,877	407,162
Other, net	(3,508)	5,283	(9,051)	1,328

	(93,207)	139,969	1,826	408,490

Net income (loss) before taxes	36,353	(126,939)	139,776	(69,098)
Income tax (expense) benefit	(10,906)	4,781	(41,933)	0

Net income (loss)	$25,447	$(122,158)	97,843	(69,098)

Basic earnings (loss) per common share	$0.00	$(0.02)	0.01	(0.01)

Diluted earnings (loss) per common share	$0.00	$(0.02)	0.01	(0.01)

Average shares outstanding	7,437,583	6,528,636	7,437,583	6,764,034

Average diluted shares outstanding	7,437,583	7,010,602	7,437,583	7,324,593

Net income (loss)	$25,447	$(122,158)	97,843	(69,098)
Other comprehensive income (loss)	—	—	—	—

Comprehensive income (loss)	$25,447	$(122,158)	97,843	(69,098)

The accompanying notes are an integral part of these financial statements.

AMERICAN ENERGY SERVICES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2000	1999	2000	1999
Cash Flows from Operating Activities:
Net income (loss)	$25,447	$(11,158)	$97,843	$41,902
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	112,038	55,723	200,619	150,891
Changes in operating assets and liabilities:
Decrease in receivables	137,748	323,470	561,006	69,839
Decrease in inventories	2,176	5,390	2,176	(517,103)
(Increase) in costs in excess of billings on uncompleted contracts	872,535	(294,510)	2,434	(135,273)
(Decrease) increase in accounts payable and accrued expenses	(410,027)	(492,045)	(778,330)	(1,708,381)
Decrease in deferred tax asset	(625,150)		(625,150)
(Increase) in prepaids and other	(418,349)		(418,349)
Increase in billings in excess of cost on uncompleted contracts	531,000	207,626	530,934	899,773
Increase (decrease) in other assets/liabilities, net	(6,200)	(292,252)	(40,823)	(225,907)

Net Cash Provided (Used) by Operating Activities	221,218	(497,756)	(467,640)	(1,424,259)
Cash Flows from Investing Activities:
Retirement (purchase) of property, plant and equipment	(600)	24,669	(56,528)	3,853
Retirement (purchase) of trademarks, patents and drawings	(60,000)	116,830	(180,000)	58,688
Redemption (purchase) of certificates of deposit	—		(6,130)

Net Cash Provided (Used) in Investing Activities	(60,600)	141,499	(242,658)	62,541
Cash Flows from Financing Activities:
Capital contributions in excess of par	503,810	0	1,376,091	753,000
Net increase (payments) on lines of credit		37,753		191,302
Net (payments) on long-term obligations	(308,398)	(13,546)	(390,155)	(11,947)

Net Cash (Used) Provided by Financing Activities	195,412	24,207	985,936	932,355
Prior year adjustment to retained earnings	(343,371)		(341,419)
Net (decrease) in cash and cash equivalents	12,659	(332,050)	(65,781)	(429,363)
Cash and cash equivalents at beginning of period	9,997	256,197	75,778	353,510

Cash and cash equivalents at end of period	$22,656	$(75,853)	$9,997	$(75,853)

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

These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report of Form 10-KSB for the fiscal year ended February 29, 2000 as well as the Quarterly Report on Form  10-QSB for the fiscal quarter ended August 31, 2000.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This material contains “forward-looking” statements as defined in the Securities and Exchange Acts of 1933 and 1934 that could involve substantial risk and uncertainties. When expressions include words such as “ anticipate”, “believe”, “estimate”, “intend”, “expect”, “plan”, and when similar expressions are used, they are intended to identify the statements as forward-looking. American Energy Services, Inc. (“AES” or the “Company”) relies on a variety of internal and external information to develop such statements. Due to the inherent risks and limitations in that development process and the relatively volatile nature of the industry in which the Company operates, actual results, performance and achievements may differ materially from results suggested by these forward-looking statements.

Results of Operations

Three Months Ended November 30, 2000 versus Three Months Ended November 30, 1999

Revenues for the three months ended November 30, 2000 were $1,350,862 compared to $1,794,175 for the same period in 1999. This decrease is in part attributed to AES pursuit of certain international projects not awarded during this quarter.

While cost of sales was down 11% or $150,668, the gross profit for the fiscal quarter ended November 30, 2000 was down as well at 29% below the three-month period ended November 30, 1999.

Operating expenses decreased significantly to $174,133 for three months ended November 30, 2000 as compared with $396,894 operating expenses for the prior year period. This decrease can be attributed to a very aggressive effort by management to reduce operating cost.

Interest and other expenses for the three months ended November 30, 2000 decreased $134,686 compared to the same period of last year. This decrease in interest expense is related to AES ongoing efforts to negotiate more favorable terms on AES debt.

Net income before taxes for the three months ended November 30, 2000 increased to $36,353 as compared to $(126,939) in pretax income for the previous year's three month period. This increase in net income can be directly attributed to overhead cost reductions initiated by management during this quarter.

Nine Months Ended November 30, 2000 versus Nine Months Ended November 30, 1999

Revenues for the nine months ended November 30, 2000 were $4,655,243 or $584,359 down from the same period of last year. The decrease in current year revenues can be attributed to managements requirement of secure pay terms as a part of AES order acceptance.

Cost of sales for the nine months period ended November 30, 2000 was down $275,227 as would be expected with lower prior year revenues. Further, gross profit dollars were down 23% compared to the same period of last year.

Operating expenses were down $113,342 in the nine months ended November 30, 2000 compared to the nine months ended November 30, 1999. This decrease can be attributed to a very aggressive effort by management to reduce operating cost.

Interest and other expenses for the nine months of the current fiscal year decreased $396,285 compared to the same period of last year. This is primarily due to renegotiations with debtors.

Liquidity and Capital Resources

The primary sources of the Company's liquidity for the nine months ended November 30, 2000 included cash available at the beginning of the year and more significantly capital contributed by the investing public. These funds were primarily used for the reduction of accounts payable, as well as prepayments with several of AES vendors.

During the nine months ended November 30, 2000, the working capital deficit improved to $1,618,393 when compared to the deficit at February 29, 2000 of $2,079,128. In the past, short-term cash flows have been inadequate in the past to overcome the working capital deficit. However, AES management's continuing efforts to raise capital have benefited the Company's working capital position, as well as its ability to move forward with an aggressive five year strategic plan. Management is continually striving to improve its working capital position as well as grow the Company through a variety of alternatives. These alternatives may include, but are not limited to, debt restructuring, debt and equity offerings, cash flow reengineering, joint ventures, mergers and acquisitions. Because of the aggressive pursuit of such alternatives, the Company anticipates imminent improvement in its financial position. However, there is no guarantee that such improvements will occur, nor that such capital will be available when it is required or on terms that are acceptable to the Company.

A deferred tax asset of $775,260 was recognized by the company. It is management's position that the company will be able to realize this asset in the future.

There were no capital expenditures during the three months ended November 30, 2000. Only upon a continued and significant improvement in the Company's financial position, will capital expenditures be considered, and then only after diligent consideration and within stringent guidelines.

The decrease in retained earnings is due primarily to negative revenue adjustments, which were a result of modifications to certain contracts previously awarded to AES.

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