Form 10KSB40
period 2001-02-28
AMERICAN ENERGY SERVICES INC
filed 2001-06-11
CIK 1068205

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended February 28, 2001

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                  For the transition period from _____ to _____

                         Commission file number 0-24819

                         AMERICAN ENERGY SERVICES, INC.

             TEXAS                                    76-0279288
   ----------------------------              ----------------------------
 (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)

                        7224 LAWNDALE, HOUSTON, TX 77012
                        --------------------------------
                    (Address of principal executive offices)

                                  713-928-5311
                             -----------------------
                           (Issuer's telephone number)

      Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      At February 28, 2001, the Common Stock, $.001 par value, of the registrant held by non-affiliates of the registrant was 3,919,563 shares. As of that date, there were 15,460,707 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      There is incorporated by reference in Part III of this Annual Report on Form10-KSB the information contained in the Registrant's Proxy Statement for the Company's Annual Meeting of Stockholder's to be held on October 12, 2001.

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


Mexico and Alaska

      It is prudent to note that AES has implemented a plan to flatten the cyclical curve of the oil & gas industry. Consequently, AES has directed its attention and efforts to two major areas to guarantee as accurately as possible, revenues from both geographical sections mentioned above.

      Mexico, in particular has evolved into a strong hold for AES. AES Houston personnel, including management, speak Spanish, and the 25 year history of good relations and market proximity have been expanded to a broader penetration into the service sector to augment product sales. A Mexico City office has recently been opened and staffed to more directly participate in the core, valve sales business. This will obviously take us closer to the higher price point. Additionally, AES has signed significant representation agreements that will augment our revenues with both commissions for new product and services sales, but more importantly grant AES the right of first refusal for core product from AES and its acquired companies, to be supplied to all represented companies. To date, AES has contracts with,

      a) Green Oasis Environment, a multipurpose state of the art, modular Refinery Company. The refinery accomplishes two significant goals, one, it consumes dirty contaminated waste oil of which Mexico produces some 5 million barrels per year. Secondly, it transforms this environmental hazard into much needed diesel, jet fuel and heating oil for the net importer of Mexico. However, as previously mentioned, AES has negotiated a right of first refusal to sell the approximately $1MM of hard metal goods to construct each patented plant.

      b) Boots & Coots (WEL) are a high profile, industry leader in the blow out, and well interdiction companies. This company also has evolved into a state of the art, 21st Century service company that is eagerly looking to enter Mexico with all of its new services, and products to deliver a company, that protects the environment and saves millions of dollars in front end planning. Boots & Coots, as it maps Mexico wells and petrochemical locations for safety and environmental compliance will need materials of pipe, valves and fittings, to complete its task of bringing the wells and plants into a new, safer, cleaner component of the new Oil, Gas and Petrochemical world in Mexico.

      Additionally, AES is working with Energy Offshore LLC and "a to be announced" offshore and onshore drilling Company, to allow AES to stay within the industry, but expose our carefully picked contractual alliances, to the new PEMEX under the leadership of the P.A.N. Mexico has an auspicious budget for the next five years in the new party's control and this should allow AES to fully develop all win win aspects of this concentrated effort on America's most important neighbor.

      Alaska, as a layover to Mexico as far as strategy, is another hotbed of activity. AES is completing a J.V. Alliance with ASRC, a $1BB a year revenue company that is one of the finest examples of integrated oil, gas, refining, E&P companies in the great state of Alaska. AES hopes to have its office open in June or July of 2001 in Anchorage, located in the Natchiq Headquarters in Alaska. The catalyst for the association between Arctic Slope Regional Corp
(ASRC) and AES was a patented valve design "Tractrix" that had been 95% developed over 6 years by ASRC and needed a market driven company to bring it to its place in the industry. AES will share in the ownership of this phenomenal design, as well as a willing market place to receive the benefits of its design.

IN CLOSING, CURRENT U.S. ENERGY SHORT FALLS, BOTH IN GAS AND OIL ARE HERE FOR A PERIOD OF AT LEAST 3 TO 5 YEARS. AES IS WELL POSITIONED, TECHNICALLY, COMMERCIALLY AND POLITICALLY TO ENJOY AN INCREASING SHARE OF THE MARKET PLACE, AS THE EFFECTS OF ENERGY SHORT FALLS OF A GLOBAL NEED DEMANDS
ACCOMPLISHMENT.VALVE DESIGN AND MANUFACTURE

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

CUSTOMERS

      The Company's customers include manufacturers, energy companies, domestic and international oil and gas producers, transmission and refining segments of the energy industry, and the petrochemical processing and power generation industries. End-users of the Company's products consist of a broad range of industrial, commercial and utility companies. The Company's customer base is comprised of 300 accounts with over 125 considered active. The Company markets and sells a vast majority of its products internationally while marketing domestically through distribution. Over the last ten years, the Company has placed in service approximately $90 million dollars worth of valve products.

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

MARKETING AND DISTRIBUTION

      DOMESTIC. The Company's domestic (United States, Canada and Mexico) marketing network consists of a primary distribution relationship with multifaceted production, general supply companies and specialty valve distributors. Presently, the Company's distribution activities are in the initial stages of growth. As of February 28, 2001, AES' distribution backlog was in excess of $500,000.

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

BACKLOG

      The Company's total backlog of valve manufacturing contracts as of May 29, 2001 was approximately $3,214,000(including aforementioned distribution backlog). Approximately 90% of the Company's present backlog of contracts is at least partially secured for payment by irrevocable letters of credit, milestones, progress payments, or wire transfer of funds at time of shipment; however, the majority of the Company's contracts are terminable by the customer without penalty. Certain of the Company's contracts include a "cancellation for convenience" section, which provides for AES recovery of costs incurred to date and related profits. As such, there can be no assurance that the amount of backlog ultimately will be realized.

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

RESEARCH AND DEVELOPMENT

      The Company currently conducts regular research and development activities involving the engineering and design of valve products. During the fiscal years ended February 28, 2001, 2000, and 1999, approximately $180,000, $225,000 and
$226,000, respectively, was expended in connection with such activities. Management anticipates that research and development costs as a percentage of sales will not increase materially from current levels.

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

EMPLOYEES

      At February 28, 2001, the Company employed 40 persons. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

ITEM 3.  LEGAL PROCEEDINGS

      The Company is a defendant in a lawsuit of which, in May 2001 the plaintiff won a binding arbitration from the International Chamber of Commerce in the amount of $1,204,000, including interest at a rate of 9% per annum from December 16,1999.

      The Company's management is vigorously seeking a settlement with the plaintiff and feels confident a settlement favorable to AES will be reached.

      AES is involved in various legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amounts of ultimate liability, if any, with respect to these actions may materially affect the financial position or future results of operations of the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There was no matter during the fiscal quarter ended February 28, 2001 that was submitted to a vote of security holders.

                                   P A R T II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
RELATED
        STOCKHOLDER MATTERS

      The Common Stock of AES is currently traded as a OTBC stock. In connection with a migratory merger effective August 22, 1996, pursuant to which Seahawk was merged with and into the Company, 6,198,966 shares of the AES' stock were issued to the Seahawk stockholders. Since this merger was solely for the purpose of change the domicile of the Company, this transaction was deemed not to constitute a sale in accordance with Rule 145 promulgated pursuant to the Securities Act. There has been no other issuance of stock by AES during the last three years.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          YEAR ENDED FEBRUARY 28,
                                                ------------------------------------------------------------------------
                                                   2001            2000           1999           1998            1997
                                                ----------      ----------      --------       ---------       ---------
                                                                 (in thousands except per share data)
Revenues                                        $  4,851        $  5,335        $ 10,800       $ 11,989        $ 10,718
  Less: Sales returns and allowances              (1,492)
Net sales                                          3,359           5,335          10,800         11,989          10,718
Net Income (loss)                                 (6,449)         (1,006)            389            109          (1,225)
Total assets                                       5,476           6,696           8,854          6,181           7,006
Short-term debt                                    7,954           6,393           1,288          1,341             491
Basic and diluted EPS (a)                          (0.83)          (0.15)           0.06          (0.20)          (0.20)
Average shares outstanding - basic (b)             7,762           6,199           6,199          6,199           6,199
Average shares outstanding - diluted               7,762           6,973           6,199          6,199           6,199



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

                              RESULTS OF OPERATIONS

FISCAL YEAR ENDED FEBRUARY 28, 2001 VERSUS FISCAL YEAR ENDED FEBRUARY 29, 2000

      Net sales for the Company's fiscal year ended February 28, 2001 decreased $1,976,731 below the fiscal year ended February 29, 2000. This decrease was primarily related to Canceled orders previously recognized as revenue using percentage of completion accounting.

      Cost of sales in fiscal 2001 increased $858,176 or 22% higher than fiscal 2000 to $4,658,398. The Gross profit (loss) for fiscal 2001 was ($1,299,722).

      Operating expenses in fiscal 2001 increased $1,422,626. The increase can primarily be attributed to penalties and interest associated with unpaid employment taxes. The Company has initiated a plan to significantly decrease operating expenses including workforce reduction and other cost-reduction programs.

      Other expenses for fiscal 2001 decreased $19,093 over other expenses in fiscal 2000 largely due to decreased interest expense.

      Net income (loss) for fiscal 2001 was ($6,448,820), an increase in net loss of $5,442,523 in fiscal 2001. The 37% reduction in net sales coupled with $1,869,438 of extraordinary expenses, as well as the additional overhead cost of being a public company were major factors in the company's net loss for fiscal 2001.

      Extraordinary expense of $1,204,083 was recognized related to the lawsuit discussed in the financial note 6.

      The net loss in fiscal 2001 resulted in basic and diluted losses per share of ($0.83) for fiscal 2001, as compared with ($0.14) loss per share for fiscal 2000.

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

      Operating expenses in fiscal 2000 increased $603,456 to $2,172,875 or 28% above operating expenses of $1,569,419 for fiscal 1999. Included in fiscal 2000 operating costs were certain expenses specifically related to taking the Company public and initiating the trading of its shares on the NASDAQ.

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

             LIQUIDITY AND CAPITAL RESOURCES/INDUSTRY CONDITIONS

      The primary sources of the Company's revenues are generated from customers in the energy industry, which experienced a significant downturn in 1998 that continued throughout 1999. The energy industry began to improve in 2000, however the Company's customer base had not yet begun to increase budgets to include large projects, which may have enabled the Company to increase sales to a level seen before the downturn. The Company has experienced a very large increase in order inquiries in the fourth quarter of fiscal 2001, which leaves management believing that the energy industry has increased budgets to include large valve projects. However these fluctuations in the energy industry have had a significant impact on the Company's cash flows. As a result of this downturn the Company is in a severely impaired liquidity position.

      To alleviate the Company's liquidity problems the Company has aggressively initiated a plan to restructure its debt and equity position. This plan has already been successful in reducing vendor debt $987,025. The Company has entered into a best-efforts agreement with an investment banker to raise $8,000,000 to $ 11,000,000 in new equity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   P A R T III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information about the directors and executive officers of the Company:

          NAME                 AGE                POSITION
       ---------             -------           -------------

    Larry S. Elliott           53         Chairman of the Board, and Senior
                                            Vice President

    Patrick S. Elliott         57         Director, President, and Chief
                                            Executive Officer

    Mark P. Elliott            37         Director, Senior Vice President

    Cary P. McCarra            37         Director, Senior Vice President

    Sidney J. McCarra          48         Director, Senior Vice President

    Meyer Fields               33         Vice President, Chief Financial
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

ITEM 11.  EXECUTIVE COMPENSATION

      The following compensation table sets forth certain information regarding compensation paid during the fiscal year ended February 28, 2001 to the executives of the Company. Officers are paid $ 30.00 per hour up to sixty hours per week; in addition each officer receives a $ 500 auto allowance per month.

                           SUMMARY COMPENSATION TABLE


           NAME AND
           PRINCIPAL                 FISCAL                 SALARY                  BONUS
           POSITION                   YEAR                    ($)                    ($)
           --------                   ----                    ---                    ---
     Larry S. Elliott
     Senior Vice President             2001                $114,000                 -----
                                       2000                 110,000                 -----
                                       1999                 111,000                 -----
     Patrick S. Elliott
     President                         2001                $ 94,000                 -----
                                       2000                  95,000                 -----
                                       1999                  90,000                 -----

     Mark P. Elliott
     Senior Vice President             2001                $ 81,000                 -----
                                       2000                  92,000                 -----
                                       1999                  90,000                 -----

     Cary P. McCarra
     Senior Vice President             2001                $113,000                 -----
                                       2000                 108,000                 -----
                                       1999                  90,000                 -----
     Sidney J. McCarra
     Senior Vice President             2001                $109,000                 -----
                                       2000                 113,000                 -----
                                       1999                  90,000                 -----

     Meyer Fields
     Controller                        2001                $ 78,000                 -----
                                       2000                  12,500(A)              -----
                                       1999                  -----                  -----


(A) Mr. Fields was hired in November 1999.



COMPENSATION OF DIRECTORS - No director of the Company received any form of compensation from the Company for any services provided as a director, for committee participation, or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of February 28, 2001 by: (I) each person known to the Company to own more than five percent (5%) of any class of the Company's voting securities; (ii) each director of the Company; and (iii) all directors and officers as a group.

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



                                   P A R T IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   DOCUMENTS FILED AS A PART OF THIS REPORT

                                                                          PAGE
      1.    Financial Statements

             Report of management........................................  19
             Report of independent accountants...........................  20
             Balance  sheets at February 28, 2001 and 2000.. ............  21-22
             Statements of operations for the years ended
                   February 28, 2001 and 2000............................  23
             Statement of Comprehensive Income for the years ended
                   February 28, 2001, 2000 and 1999......................  23
             Statements of stockholders' equity for the years ended
                   February 28, 2001and 2000........ ...................   24
             Statements of cash flows for the years ended February 28,
                   2001 and 2000........................................   25-26
             Notes to financial statements..............................   27-35

      2. All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes listed above.

      3.    Exhibits

            EXHIBIT
            NUMBER                      DESCRIPTION
           ---------                   -------------

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


      (b) AES did not file any report on Form 8-K during the year ended February 28, 2001.

SIGNATURES

      As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                          AMERICAN ENERGY SERVICES, INC.
                                                     (REGISTRANT)


Date: May 29, 2001                        By: /s/  LARRY S. ELLIOTT
                                              ---------------------
                                              Larry S. Elliott
                                              Chairman of the Board

      As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     SIGNATURE                                 TITLE                                  DATE
     ---------                                 -----                                  ----
/s/  LARRY S. ELLIOTT               Senior Vice President and Chairman of
--------------------------            the Board                                    May 29, 2001

/s/  PATRICK S. ELLIOTT             President, Chief Executive Officer and
--------------------------            Director (Principal Executive Officer)       May 29, 2001

/s/  SIDNEY J. MCCARRA              Senior Vice President and Director             May 29, 2001
--------------------------
/s/  MARK P. ELLIOTT                Senior Vice President and Director             May 29, 2001
--------------------------
/s/  CARY P. MCCARRA                Senior Vice President and Director             May 29, 2001
--------------------------
/s/  MEYER FIELDS                   Controller and Chief Accounting Officer        May 29, 2001
--------------------------


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



/s/  PATRICK S. ELLIOTT
---------------------------------
Patrick S. Elliott
President and Chief Executive Officer

/s/  MEYER FIELDS
---------------------------------
Controller and Chief Accounting Officer



May 29, 2001

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
American Energy Services, Inc.

We have audited the accompanying balance sheets of American Energy Services, Inc. as of February 28, 2001 and February 29, 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company's financial statements disclose information about matters that raise substantial doubt about its ability to continue as a going concern. The Company incurred a net loss of $6,448,820 during the year ended February 28, 2001 and, as of that date, had a working capital deficiency of $4,680,842 and accumulated deficit of $7,142,356. Cost of goods sold exceeded gross revenues by $1,299,722 during 2001. Additionally, the Company is in default of substantially all of its notes payable and long-term debt. There are significant uncertainties surrounding its ability to continue its operations and to satisfy its creditors on a timely basis. While the Company is seeking additional sources of capital, including equity capital, there can be no assurance that the Company will be successful in accomplishing its objectives. Management has not developed any definitive plans for obtaining additional capital and restructuring operations. Disclosure of management's plans to do so is required to conform with generally accepted accounting principles.

In our opinion, except for the omission of the information discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of American Energy Services, Inc. as of February 28, 2001 and February 29, 2000, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The conditions described in the third paragraph of this report raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Simonton, Kutac & Barnidge, L.L.P.
Houston, Texas
May 25, 2001

                         AMERICAN ENERGY SERVICES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                February 28,         February 29,
                                                                    2001                2000
                                                                -----------          -----------
Current Assets:
   Cash and cash equivalents                                    $     9,763          $    75,778
   Accounts receivable - trade, net of allowance for
      doubtful accounts of $59,493 and $20,000 for 2001             165,760              662,132
      and 2000 respectively
   Accounts receivable - other                                         --                 41,176
   Income tax receivable                                             12,524              124,000
   Prepaids and other                                               118,278               17,370
   Costs in excess of billings and estimated
      earnings on uncompleted contracts                             955,100            1,491,996
   Inventories                                                    2,012,056            1,901,855
                                                                -----------          -----------
        Total Current Assets                                      3,273,481            4,314,307

Property, Plant and Equipment:
   Machinery and equipment                                        1,351,225            1,307,682
   Furniture and fixtures                                           327,541              327,541
   Vehicles                                                          83,423               83,423
   Building and improvements                                        226,510              226,970
   Other                                                            208,489              193,819
   Land                                                              76,894               76,894
                                                                -----------          -----------
                                                                  2,274,082            2,216,329
Less accumulated depreciation                                    (1,013,180)            (881,181)
                                                                -----------          -----------
        Total                                                     1,260,902            1,335,148

Trademarks, patents and drawings                                  1,455,462            1,275,462
Less accumulated amortization                                      (514,037)            (378,545)
                                                                -----------          -----------
        Total                                                       941,425              896,917

Other assets:
   Deferred tax asset                                                  --                150,110
                                                                -----------          -----------

        Total Assets                                            $ 5,475,808          $ 6,696,482
                                                                ===========          ===========

              See accompanying notes to these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                                                    February 28,        February 29,
                                                                        2001                2000
                                                                   -------------       -------------
Current Liabilities:
   Notes payable                                                    $ 2,589,885         $ 2,962,008
   Current portion of long-term debt                                  1,250,715           1,382,347
   Current portion of capital leases                                    102,130             120,175
   Accounts payable and accrued expenses                              1,057,644             876,155
   Federal payroll taxes due                                            833,566             570,000
   Accrued interest                                                     651,300             403,259
   Estimated litigation damages                                       1,204,083                --

   Billings in excess of costs and estimated
      earnings on uncompleted contracts                                 265,000              46,991
   Advances from officers                                                  --                32,500
                                                                    -----------         -----------
        Total Current Liabilities                                     7,954,323           6,393,435
                                                                    -----------         -----------

Long-term debt, net of current portion                                     --                  --

Capital leases, net of current portion                                     --                  --

Commitments and Contingencies                                              --                  --
Stockholders' (Deficit) Equity:
   Common stock - $.001 par value, 100,000,000 shares
      authorized; 15,460,717 and 6,973,928 shares
      issued and outstanding at February 28, 2001
      and February 29, 2000, respectively                                15,461               6,974
   Paid-in capital                                                    4,648,380             989,609
   Accumulated other comprehensive loss                                    --                  --
   (Accumulated deficit)                                             (7,142,356)               --
                                                                    -----------         -----------
                                                                                           (693,536)
        Total Stockholders' (Deficit) Equity                         (2,478,515)            303,047
                                                                    -----------         -----------

        Total Liabilities and Stockholders' (Deficit) Equity        $ 5,475,808         $ 6,696,482
                                                                    ===========         ===========

              See accompanying notes to these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                            STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS ENDED
                                                      ----------------------------------
                                                        February 28,       February 29,
                                                            2001               2000
                                                      ---------------    ---------------
Sales                                                   $ 4,850,672        $ 5,335,407
      Less: Sales returns and allowances                 (1,491,996)             --
                                                        -----------        -----------
Net sales                                                 3,358,676          5,335,407

Cost of sales                                             4,658,398          3,800,222
                                                        -----------        -----------
      Gross Profit (Loss)                                (1,299,722)         1,535,185

Operating expenses                                        3,595,501          2,172,875
                                                        -----------        -----------
   (Loss) from operations                                (4,895,223)          (637,690)

Other expenses (income):
   Interest, net                                            351,514            366,879
   Other, net                                                (2,000)             1,728
                                                        -----------        -----------
                                                            349,514            368,607
                                                        -----------        -----------

      Loss before taxes and extraordinary item           (5,244,737)        (1,006,297)

Income tax (expense) benefit                                   --                 --
                                                        -----------        -----------
      Loss before extraordinary item                     (5,244,737)        (1,006,297)

Extraordinary item:
   Estimated litigation damages                           1,204,083               --
                                                        -----------        -----------

      Net Loss                                          $(6,448,820)       $(1,006,297)
                                                        ===========        ===========

Basic and diluted (loss) per share:
   Loss from continuing operations before
      extraordinary item                                $     (0.83)       $     (0.15)
                                                        ===========        ===========

      Net Loss                                          $     (0.83)       $     (0.15)
                                                        ===========        ===========

Diluted weighted average shares outstanding               7,761,644          6,565,302
                                                        ===========        ===========

Basic and diluted weighted average shares outstanding     7,761,644          6,565,302
                                                        ===========        ===========


              See accompanying notes to these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                    STATEMENTS OF COMPREHENSIVE (LOSS) INCOME


                                                  FOR THE YEARS ENDED
                                            -------------------------------
                                             February 28,      February 29,
                                                2001               2000
                                            --------------    -------------
Net (loss)                                   $(6,448,820)      $(1,006,297)
Other comprehensive income (loss)                   --                --
                                             -----------       -----------
Comprehensive (loss)                         $(6,448,820)      $(1,006,297)
                                             ===========       ===========

              See accompanying notes to these financial statements.

                         AMERICAN ENERGY SERVICES, INC.


             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

           FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                                                                RETAINED
                                                 CAPITAL STOCK                                  EARNINGS/          TOTAL
                                       ------------------------------         PAID-IN            (ACCUM.         STOCKHOLDERS'
                                         SHARES              AMOUNT           CAPITAL            DEFICIT)       (DEFICIT)EQUITY
                                       -----------        -----------       -----------        -----------      ----------------
Balance, February 28, 1999               6,198,966        $     6,199       $   212,384        $   312,761        $   531,344

Sale of common stock                       775,000                775           774,225               --              775,000

Sale of warrants                              --                 --               3,000               --                3,000

Transfer agent adjustment                      (38)              --                --                 --                 --

Net loss                                      --                 --                --           (1,006,297)        (1,006,297)
                                       -----------        -----------       -----------        -----------        -----------

Balance, February 29, 2000               6,973,928        $     6,974       $   989,609        $  (693,536)       $   303,047
                                       ===========        ===========       ===========        ===========        ===========

Common Stock Issued for:

  Cash                                   1,025,000              1,025           653,975               --              655,000
  Officers and directors                   915,000                915         1,125,940               --            1,126,855
  Accounts payable and
    accrued liabilities                  1,665,462              1,666         1,506,858               --            1,508,524
  Prepaid goods & services                 374,389                374           376,505               --              376,879
  Exercise of employee
   stock options                           163,750                164              (164)              --                 --
  Financial consultants                  3,500,000              3,500            (3,500)              --                 --
  Replacement of Seahawk
    shares                                 843,188                843              --                 --
Net Loss                                      --                 --                (843)        (6,448,820)        (6,448,820)
                                       -----------        -----------       -----------        -----------        -----------
Balance, February 28, 2001              15,460,717        $    15,461       $ 4,648,380        $(7,142,356)       $(2,478,515)
                                       ===========        ===========       ===========        ===========        ===========


              See accompanying notes to these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                  FOR THE YEARS ENDED
                                                                           --------------------------------
                                                                            February 28,       February 29,
                                                                               2001               2000
                                                                           -------------      -------------
Cash Flows from Operating Activities:
   Net (loss)                                                              $(6,448,820)        $(1,006,297)
   Adjustments to reconcile net income to
      cash provided by operating activities:
      Depreciation and amortization                                            267,492             123,824
      Provision for bad debts                                                   39,493                --
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                             456,879            (481,350)
        Decrease in other receivables                                           41,176                --
        Decrease in income tax receivable                                      111,476              23,543
        Decrease in costs and estimated earnings in excess
          of billings on uncompleted contracts                                 536,896           2,564,299
        (Decrease) increase in advances from officers                          (32,500)             32,500
        (Increase) decrease in inventories                                    (110,201)           (564,760)
        Decrease (increase) in prepaids and other                             (100,909)             86,464
        Decrease in deferred tax asset                                         150,110             323,261
(Increase) decrease in other assets                                               --               (46,789)
        (Decrease) increase in accounts payable/accrued liabilities            181,489          (3,261,048)
        Increase in Federal payroll taxes due                                  263,566             570,000
        Increase in accrued interest payable                                   248,041             210,000
        Increase in estimated litigation damages                             1,204,083                --
        Increase (decrease) in billings in excess of costs and
          estimated earnings on uncompleted contracts                          218,009             (98,162)
                                                                           -----------         -----------
Net Cash Used by Operating Activities                                       (2,973,720)         (1,524,515)

Cash Flows from Investing Activities:
   Purchase of property, plant and equipment                                   (57,753)             (7,599)
   Purchase of trademarks, patents and drawings                               (180,000)           (283,376)
                                                                           -----------         -----------
      Net Cash Used in Investing Activities                                   (237,753)           (290,975)

              See accompanying notes to these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

Cash Flows from Financing Activities:
   Proceeds from sale of common stock                           3,658,771               775,000
Proceeds from the sale of warrants                                   --                   3,000
Proceeds from long-term obligations, net                             --                 203,386
   Payments of long-term obligations                             (131,632)                 --
   Payments of notes payable                                     (372,123)                 --
   Proceeds from note payable, net                                   --                 568,245
   Payments of capital leases                                     (18,045)              (11,873)
   Other, net                                                       8,487                  --
                                                              -----------           -----------
           Net Cash Provided by Financing Activities            3,145,458             1,537,758
                                                              -----------           -----------

Net (decrease) increase in cash and cash equivalents              (66,015)             (277,732)

Cash and cash equivalents at beginning of year                     75,778               353,510
                                                              -----------           -----------
Cash and cash equivalents at end of year                      $     9,763           $    75,778
                                                              ===========           ===========


                                                                     FOR THE YEARS ENDED
                                                              ---------------------------------
                                                              February 28,          February 29,
                                                                  2001                 2000
                                                              ------------          -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the years for
      Interest                                                $   103,473           $    63,162
                                                              ===========           ===========

              See accompanying notes to these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Energy Services, Inc. ("Company" or "AES") is a manufacturer of custom-engineered flow control valves and a retail distributor of finished valves and flanges. The Company has sales to customers located throughout the world.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statement follows:

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid short-term investments with a maturity of ninety days or less from the purchase date to be cash equivalents.

PREPAIDS AND OTHER - Prepaids and other primarily include prepayments to several law firms and other service providers for future services by issuance of AES common stock.

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

Revenues on long-term contracts involving a system of control flow valves for a single installation are recorded using the percentage-of-completion method commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The portion of the total contract price accrued is based on the ratio of costs incurred to date to total estimated costs on each contract. Losses, if any, to be incurred on contracts in progress, are charged to income in full as soon as they become apparent.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Estimated service lives are as follows:

                                                      Estimated
                                                      Service
                                                       Lives
                                                    --------------
        Machinery and equipment                           15 years
        Furniture and fixtures                        5 - 10 years
        Vehicles                                           5 years
        Building and improvements                   5 - 31.5 years

                         AMERICAN ENERGY SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TRADEMARKS, PATENTS AND DRAWINGS - Trademarks, patents and drawings are stated at cost. Amortization is provided in amounts sufficient to relate the cost of amortizable assets to operations over their estimated services lives on a straight-line basis. Estimated service lives are as follows:

                                           Estimated Service
                                                Lives
                                          --------------------
                 Trademarks                    10 years
                 Patents                       17 years
                 Drawings                      10 years

INCOME TAXES - The Company accounts for income taxes pursuant to the asset and liability method of computing deferred income taxes. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. When necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized. No provision is made for current or deferred income taxes because the Company has an excess net operating loss carryforward.

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

EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share have been computed by dividing net loss by the weighted average number of shares outstanding during the period. Because the Company's potential dilutive securities are antidilutive, the accompanying presentation is only of basic loss per share.

                         AMERICAN ENERGY SERVICES, INC.


                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS - The Company adopted the fair value based method of accounting for an employee stock option or similar equity instrument as prescribed in SFAS
123. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. SFAS 123 prescribes the use of the fair value method for all options issued to nonemployees.

YEAR 2000 - The Company did experience difficulties due to the Year 2000 issue, defined here as the inability of computer systems (both hardware and software) to recognize the change in the year from 1999 to 2000. The Company was required to purchase a new software system and convert essentially all of its existing software over to it. The system and conversion costs were approximately $75,000.

NOTE 2 - CONTRACTS IN PROGRESS

Information regarding long-term contracts in progress is as follows:

                                                             February 28,        February 29,
                                                                 2001               2000
                                                           ---------------      --------------
Expenditures on uncompleted contracts                        $   579,845          $ 1,694,380
Estimated earnings thereon                                       110,255              584,599
                                                             -----------          -----------
                                                                 690,100            2,278,979
Less billings applicable thereto                                    --               (833,974)
                                                             -----------          -----------
                                                             $   690,100          $ 1,445,005
                                                             ===========          ===========


Included in accompanying balance sheet under following captions:

                                                             February 28,        February 29,
                                                                 2001               2000
                                                           ---------------      --------------

Costs in excess of billings on uncompleted contracts         $   955,100          $ 1,491,996
Billings in excess of costs on uncompleted contracts            (265,000)             (46,991)
                                                             -----------          -----------
                                                             $   690,100          $ 1,445,005
                                                             ===========          ===========


                         AMERICAN ENERGY SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 3 - NOTES PAYABLE

Notes payable consists of the following:

                                                                    February 28,      February 29,
                                                                       2001               2000
                                                                   -------------    ---------------
Note payable to a bank with interest at
   prime (8.5% at February 28, 2001);
   principal advances are due on demand
   secured by substantially all assets of
   the Company                                                      $  214,539        $  228,777

Line of credit agreement with a bank with
   interest at prime plus 0.5% (9.0% at
   February 28, 2001) due monthly; principal
   advances are due on demand and is
   collateralized by substantially all assets
   of the Company                                                    1,886,228         2,122,222

Note payable to bank with interest at 8.0%,
   due currently, secured by certain machinery and equipment            61,292            61,292

Note payable to stockholder, interest at 18.0%,
   due on demand                                                        83,166            57,312

Notes payable to an officer and director,
   non-interest bearing, due on demand                                  20,000            35,836

Note payable to individual, interest at 10.0%,
   due on demand                                                       230,856           250,000

Factoring agreement with 30% interest, maturing
   November, 2004                                                       81,116            89,000

An unsecured line of credit agreement with a
   bank with interest at prime plus
   1.5% (10.0% at February 28, 2001) due
   on demand, providing for maximum
   borrowings of $24,000                                                12,688            15,444
                                                                    ----------        ----------
                                                                    $2,589,885        $2,962,008
                                                                    ==========        ==========

The above-noted notes payable are due currently as the Company is in technical default with respect to payment schedules and/or restrictive covenants for the majority of them.

                         AMERICAN ENERGY SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 4 - LONG-TERM DEBT

Long-term debt consist of the following:

                                                          FOR THE YEARS ENDED
                                                    --------------------------------
                                                     February 28,     February 29,
                                                          2001           2000
                                                    -------------    --------------
Note payable to a bank due in monthly
   installments of $16,192, including
   interest at prime plus 2% (10.5% at
   February 28, 2001); due February 17, 2008
   collateralized by machinery equipment,
   furniture, fixtures and patents                    $1,094,712       $1,194,842

Note payable to a bank; due in monthly
   installments of $3,410, including
   interest at 10.5%; due November 5, 2002;
   collateralized by land, building,
   equipment and inventory                               125,408          137,871

Twonotes payable to a bank; due in monthly
   installments of $586 and $533 including
   interest at 0.9% and 8.25% due July 2002
   and July 2001; collateralized by automobiles           15,831           26,701

Revolving credit agreement (unsecured);
   9.25% interest payable monthly                         14,764           22,933
                                                      ----------       ----------
                                                       1,250,715        1,382,347
      Less current portion                             1,250,715        1,382,347
                                                      ----------       ----------
                                                      $      --        $      --
                                                      ==========       ==========

Substantially all of the above-noted long-term debt is due currently as the Company is in technical default with respect to payment schedules and restrictive covenants, and it has received demand notices from essentially all of these note holders.

NOTE 5 - CAPITAL LEASES

The Company is the lessee of certain equipment under capital leases expiring in various years through 2004. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of the related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

                         AMERICAN ENERGY SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 5 - CAPITAL LEASES (CONTINUED)

Following is a summary of equipment held under capital leases:

                                                    FOR THE YEARS ENDED
                                             --------------------------------
                                              February 28,       February 29,
                                                  2001              2000
                                             --------------     -------------
Machinery and equipment                         $ 109,222        $  56,782
Furniture and fixtures                            146,257          146,257
                                                ---------        ---------
                                                  255,479          203,039
      Less accumulated depreciation              (106,817)         (67,450)
                                                ---------        ---------
                                                $ 148,662        $ 135,589
                                                =========        =========

The above noted capital leases are either in default or delinquent in payments.

Future minimum lease payments under capital leases as of February 28, 2001 are as follows:

                FOR THE YEARS ENDED
                       2002                                 $    51,914
                       2003                                      41,265
                       2004                                      41,265
                                                            -----------
     Total minimum lease payments                               134,444

     Less amount representing interest                          (32,314)
                                                            ------------

     Present value of net minimum lease payments            $   102,130
                                                            ===========

Interest rates on capitalized leases vary and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in an arbitration involving a dispute over valves sold by AES that allegedly were not in compliance with the contracted testing requirements. In May 2001, the Plaintiffs won a binding arbitration award from the International Chamber of Commerce in the amount of $1,204,000, including interest at a rate of 9% per annum from December 16, 1999.

Management is considering its alternatives in civil court. However, outside counsel for AES has advised that a favorable outcome is unlikely. Accordingly, a provision for loss of $1,086,000 has been charged to operations, along with an accrual for due and unpaid interest of $118,000, for the year ended February 28, 2001. The Company is vigorously seeking a settlement with the Plaintiff.

                         AMERICAN ENERGY SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is engaged in various other lawsuits either as plaintiff or defendant. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial statements.

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

The expense (benefit) for income taxes consists of the following:

                                                  FOR THE YEARS ENDED
                                          -------------------------------------
                                           February 28,            February 29,
                                               2001                   2000
                                          -------------          --------------
Current                                   $      --               $      --
Deferred                                   (1,853,778)               (337,420)
                                          -----------             -----------
Total                                     $(1,853,778)            $  (337,420)
                                          ===========             ===========

A reconciliation of income taxes computed at the statutory Federal income tax rate and income taxes reported in the statements of operations follows:


                                                  FOR THE YEARS ENDED
                                          -------------------------------------
                                           February 28,            February 29,
                                               2001                   2000
                                          -------------          --------------
(Benefit) tax at statutory rate           $(1,853,778)            $  (342,140)
Non-deductible expenses                          --                     4,720
                                          -----------             -----------
        Subtotal                           (1,853,778)               (337,420)
Less: valuation allowance                   1,853,778                 337,420
                                          -----------             -----------

     Total (benefit) expense              $      --               $      --
                                          ===========             ===========


                         AMERICAN ENERGY SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 7 - INCOME TAXES (CONTINUED)

The long-term deferred tax asset results from the following:

                                                          February 28,       February 29,
                                                              2001               2000
                                                         --------------     ---------------
Basis differences in intangibles and fixed assets         $  (393,327)        $  (393,327)
Net operating loss carryforward                             3,400,760           1,208,162
Miscellaneous costs capitalized for tax purposes                 --                 4,044
Valuation allowance                                        (3,007,433)           (668,769)
                                                          -----------         -----------
                                                          $      --           $   150,110
                                                          ===========         ===========


A valuation allowance has been applied to the above-noted deferred tax assets as a result of the Company's going-concern uncertainty and the substantial doubt of realizing these benefits.

The Internal Revenue Service is currently examining the Company's Federal Income Tax returns for the fiscal years 1993 through 1996. The ultimate resolution of the examination is not known at this time.

NOTE 8 - SIGNIFICANT CUSTOMERS

The Company had sales to one customer that constituted 63% of net sales for the year ended February 28, 2001, and 35% of net sales for the year ended February 29, 2000.

Foreign sales were 20% and 95% of total sales in fiscal years 2001 and 2000, respectively.

NOTE 9 - WARRANTS

The Company has issued warrants to two investment banking firms to purchase 10% of the equity of the Company for professional services in raising equity capital, and are exercisable for a period of five years after the date of issue. The number of shares authorized for issue under this warrant agreement amounted to 619,896 at February 28, 2001 and February 29, 2000. No warrants have been exercised.

In connection with the private placement sale of 775,000 shares of common stock during fiscal 2000, investors received warrants to purchase 310,000 shares of additional common stock for $2.00 per share. The cost of these warrants was $3,000. No warrants have been exercised.

                         AMERICAN ENERGY SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 10 - STOCK OPTIONS

The Company issued options to employees for the exercise of 121,250 shares of common stock during fiscal year 2001 pursuant to the Company's 2000 Stock Option Plan. The Company recorded $132,163 in expense under SFAS 123 as a result, representing 100% of the fair market value of the common stock on date of grant of the option, all of which were exercised immediately.

NOTE 11 - NEW ACCOUNTING STANDARDS


SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements of AES are unaffected by implementation of this standard.

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

                         AMERICAN ENERGY SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 12 - GEOGRAPHIC INFORMATION

The Company's revenues by geographical area for the fiscal years ended February 28, 2001 and February 29, 2000 are as follows:

                                                 FOR THE YEARS ENDED
                                        -------------------------------------
                                          February 28,         February 29,
                                              2001                 2000
                                        ---------------       --------------
United States                              $2,702,101           $  533,541
Mexico                                        651,818            1,333,852
Kuwait                                          4,757            3,468,014
Other                                            --                   --
                                           ----------           ----------

   Total Revenues                          $3,358,676           $5,335,407
                                           ==========           ==========

NOTE 13 - GOING CONCERN

The following information is derived from the accompanying financial statements:

                                                                  FOR THE YEARS ENDED
                                                          -----------------------------------
                                                           February 28,        February 29,
                                                               2001               2000
                                                          --------------     ---------------
Gross (loss) profit                                        $(1,299,722)        $ 1,535,185

Net (loss)                                                 $(6,448,820)        $(1,006,297)

Net current liabilities in excess of current assets        $(4,680,842)        $(2,079,128)

Accumulated (deficit)                                      $(7,142,356)        $  (693,536)
Stockholders' (deficit) equity                             $(2,478,515)        $   303,047


Included in the above noted net current liabilities amount at February 28, 2001, are estimated litigation damages of $1,204,083 (including interest) and $833,566 in delinquent federal payroll taxes (including penalties and interest). Additionally, the Company was in default on substantially all of its notes payable, long-term debt and capital lease agreements. No waivers have been obtained for the defaults. There are significant uncertainties surrounding the Company's ability to continue its operations and to satisfy its creditors on a timely basis.

                         AMERICAN ENERGY SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000



NOTE 13 - GOING CONCERN (CONTINUED)

While the Company is seeking additional sources of capital, including equity capital, there can be no assurance that the Company will be successful in accomplishing its objectives. Management has not developed any definitive plans for obtaining additional capital and restructuring operations. Disclosure of management's plans to do so is required to conform with generally accepted accounting principles. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.