Form 10QSB
period 2001-05-31
AMERICAN ENERGY SERVICES INC
filed 2001-07-13
CIK 1068205

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

                  For the transition period from _____ to _____

                         Commission file number 0-24819

                         AMERICAN ENERGY SERVICES, INC.

                  TEXAS                                  76-0279288
      --------------------------              --------------------------------
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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      As of June 25, 2001, there were 17,463,655 shares of Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                         AMERICAN ENERGY SERVICES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                    May 31,           February 28,
                                                                      2001               2001
                                                                   -----------        -----------
Current Assets:
        Cash and cash equivalents                                  $    82,112        $     9,763
        Certificates of deposit                                          6,130               --
        Accounts receivable - trade, net of $79,493 reserves           197,251            165,760
        Accounts receivable - other                                      6,753               --
        Income tax receivable                                           12,524             12,524
        Prepaids and other                                              10,252            118,278
        Costs in excess of billings on uncompleted
             contracts                                               1,153,161            955,100
        Inventories                                                  1,994,111          2,012,056
                                                                   -----------        -----------

             Total Current Assets                                    3,462,293          3,273,481

Property, Plant and Equipment:
        Machinery and equipment                                      1,351,226          1,351,225
        Furniture and fixtures                                         331,490            327,541
        Vehicles                                                        83,423             83,423
        Buildings and Improvements                                     226,510            226,510
        Land                                                            76,894             76,894
        Other                                                          204,542            208,489
                                                                   -----------        -----------
                                                                     2,274,084          2,274,082
Less: accumulated depreciation                                      (1,057,181)        (1,013,180)
                                                                   -----------        -----------
                                                                     1,216,903          1,260,902

Trademarks, patents, and drawings                                    1,480,547          1,455,462
Less: accumulated amortization                                        (559,328)          (514,037)
                                                                   -----------        -----------
                                                                       921,218            941,425

Deferred tax asset                                                        --                 --
                                                                   -----------        -----------


        Total Assets                                               $ 5,600,414        $ 5,475,808
                                                                   ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                                                  May 31,         February 28,
                                                                   2001               2001
                                                                -----------        -----------
Current Liabilities:
  Notes payable                                                 $ 2,569,029        $ 2,589,885
  Current portion of long-term debt                               1,243,963          1,250,715
  Current portion of capital leases                                  92,986            102,130
  Accounts payable and accrued expenses                           1,071,962          1,057,644
  Federal payroll taxes due                                         749,260            833,566
  Accrued interest                                                  716,573            651,300
  Estimated litigation damages                                    1,228,718          1,204,083
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                                265,000            265,000
  Advances from officers                                               --                 --
                                                                -----------        -----------
     Total Current Liabilities                                    7,937,490          7,954,323
                                                                -----------        -----------




Stockholders' (Deficit) :
  Common stock - $.001 par value, 100,000,000 shares
   authorized; 17,463,655 and 15,460,717 shares
   issued and outstanding at May 31, 2001
   and February 28, 2001, respectively                               17,598             15,461
  Paid-in capital                                                 5,840,880          4,648,380
  Accumulated other comprehensive loss                           (1,053,198)              --
  (Accumulated deficit)                                          (7,142,356)        (7,142,356)
                                                                -----------        -----------
     Total Stockholders' (Deficit) Equity                        (2,337,076)        (2,478,515)
                                                                -----------        -----------

     Total Liabilities and Stockholders' (Deficit) Equity       $ 5,600,414        $ 5,475,808
                                                                ===========        ===========


    The accompanying notes are an integral part of these financial statements

                         AMERICAN ENERGY SERVICES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MAY 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
Net Sales                                          $  1,014,335    $    443,974

Cost of sales                                           999,344       1,432,152
                                                   ------------    ------------

        Gross profit(loss)                               14,992        (988,178)

Operating expenses                                      800,306         351,636
                                                   ------------    ------------

        (loss) from operations                         (785,314)     (1,339,814)

Other expenses (income):
        Interest, net                                   114,313          95,644
        Other, net                                      153,571            --
                                                   ------------    ------------

                                                        267,884          95,644
                                                   ------------    ------------

        Net (loss) before taxes                      (1,053,198)     (1,435,458)

Income tax (expense) benefit                               --              --
                                                   ------------    ------------

        Net (loss)                                 $ (1,053,198)   $ (1,435,458)
                                                   ============    ============

Basic and diluted (loss) per share                 $      (0.07)   $      (0.18)
                                                   ============    ============

Basic weighted average shares outstanding            16,187,123       8,063,586
                                                   ============    ============

Diluted weighted average shares outstanding          16,187,123       8,063,586
                                                   ============    ============


                         AMERICAN ENERGY SERVICES, INC.
                         STATEMENT OF COMPREHENSIVE LOSS

                                                        THREE MONTHS ENDED
                                                              MAY 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
Net (loss)                                         $ (1,053,198)   $ (1,435,458)
Other comprehensive income (loss)                          --              --
                                                   ------------    ------------
Comprehensive (loss)                                 (1,053,198)     (1,435,458)
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

            FOR THE QUARTER ENDED MAY 31, 2001 AND FEBRUARY 28, 2001

                                                CAPITAL STOCK                                                       TOTAL
                                        -----------------------------         PAID-IN            (ACCUM.         STOCKHOLDERS'
                                           SHARES           AMOUNT            CAPITAL            DEFICIT)       (DEFICIT)EQUITY
                                        -----------       -----------       -----------        -----------      ---------------
Balance, February 29, 2000                6,973,928       $     6,974       $   989,609        $  (693,536)       $   303,047
                                        ===========       ===========       ===========        ===========        ===========

Common Stock Issued for:

  Cash                                    1,025,000             1,025           653,975               --              655,000
  Officers and directors                    915,000               915         1,125,940               --            1,126,855
  Accounts payable and
    accrued liabilities                   1,665,462             1,666         1,506,858               --            1,508,524
  Prepaid goods & services                  374,389               374           376,505               --              376,879
  Exercise of employee
   stock options                            163,750               164              (164)              --                 --
  Financial consultants                   3,500,000             3,500            (3,500)              --                 --
  Replacement of Seahawk
    shares                                  843,188               843              (843)              --                 --
Net Loss                                       --                --                             (6,448,820)        (6,448,820)
                                        -----------       -----------       -----------        -----------        -----------
Balance, February 28, 2001               15,460,717       $    15,461       $ 4,648,380        $(7,142,356)       $(2,478,515)
                                        ===========       ===========       ===========        ===========        ===========

Common Stock Issued for:

  Cash                                      150,000               150           107,425               --              107,575
  Officers and directors                    250,000               250           195,000               --              195,250
  Accounts payable and                         --
    accrued liabilities                     402,948               403           316,408               --              316,811
  Financial consultants                   1,200,000             1,200           573,800               --              575,000
  Replacement of Seahawk
     Shares                                 134,990               134              (134)              --                 --
Net Loss                                       --                --                --           (1,053,198)        (1,053,198)
                                        -----------       -----------       -----------        -----------        -----------
Balance, May 31, 2001                    17,463,655       $    17,598       $ 5,840,879        $(8,195,555)       $(2,337,078)
                                        ===========       ===========       ===========        ===========        ===========

    The accompanying notes are an integral part of these financial statements

                         AMERICAN ENERGY SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                        FOR THE YEARS ENDED
                                                                                   ------------------------------
                                                                                     May 31,            May 31,
                                                                                      2001               2000
                                                                                   -----------        -----------
Cash Flows from Operating Activities:
   Net (loss)                                                                      $(1,053,199)       $(1,435,458)
   Adjustments to reconcile net income to
      cash provided by operating activities:
      Depreciation and amortization                                                     89,292             68,769
      Provision for bad debts                                                             --                 --
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                     (31,491)           175,230
        Decrease in other receivables                                                     --                 --
        Decrease in income tax receivable                                                 --                 --
        Decrease in costs and estimated earnings in excess
          of billings on uncompleted contracts                                        (198,061)          (246,670)
        (Decrease) increase in advances from officers                                     --                 --
        (Increase) decrease in inventories                                              17,945               --
        Decrease (increase) in prepaids and other                                      108,026               --
        Decrease in deferred tax asset                                                    --                 --
   (Increase) decrease in other assets                                                    --                 --
        (Decrease) increase in accounts payable/accrued liabilities                     14,318            202,373
        (decrease) Increase in Federal payroll taxes due                               (84,306)              --
        Increase in accrued interest payable                                            65,273               --
        Increase in estimated litigation damages                                        24,635               --
        Increase (decrease) in billings in excess of costs and
          estimated earnings on uncompleted contracts                                     --              860,159
                                                                                   -----------        -----------
Net Cash Used by Operating Activities                                               (1,047,568)          (375,597)

Cash Flows from Investing Activities:
   Purchase of property, plant and equipment
   Purchase of certificates of deposit                                                  (6,130)            (6,130)
   Purchase of trademarks, patents and drawings                                        (25,085)           (45,000)
                                                                                   -----------        -----------
      Net Cash Used in Investing Activities                                            (31,215)           (51,130)
Cash Flows from Financing Activities:
   Proceeds from sale of common stock                                                1,192,634            500,000
   Proceeds from the sale of warrants                                                     --                 --
   Proceeds from long-term obligations, net                                               --                 --
   Payments of long-term obligations                                                    (6,752)              --
   Payments of notes payable                                                           (20,856)           (77,503)
   Proceeds from note payable, net                                                        --                 --
   Payments of capital leases                                                           (9,144)              --
   Other, net                                                                           (4,750)              --
                                                                                   -----------        -----------
           Net Cash Provided by Financing Activities                                 1,151,132            422,497
                                                                                   -----------        -----------

Net (decrease) increase in cash and cash equivalents                                    72,349             (4,230)

Cash and cash equivalents at beginning of period                                         9,763             75,778
                                                                                   -----------        -----------
Cash and cash equivalents at end of period                                         $    82,112        $    71,548
                                                                                   ===========        ===========

    The accompanying notes are an integral part of these financial statements

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

      These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report of Form 10-KSB for the fiscal year ended February 28, 2001.

NOTE 2 - REVENUE RECOGNITION

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

NOTE 3  -- INCOME TAXES

      A pre-tax income or loss results in an income tax expense or benefit, respectively. With pre-tax income, the tax expense is easily calculated and accrued at the standard corporate rate

NOTE 4 -(LOSS) PER SHARE

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly, but also provides the effect to the impact of convertible securities, such as common stock warrants, if dilutive, would have on net income and average common shares outstanding if converted.


NOTE 5-GOING CONCERN


The following information is derived from the accompanying financial statements:

                                                                FOR THE QUARTERS ENDED
                                                            ------------------------------
                                                               MAY 31,           MAY 31,
                                                                2001              2000
                                                            ------------      ------------
   Gross (loss) profit                                      $    14,992       $  (988,178)

   Net (loss)                                               $(1,053,198)      $(1,435,458)

   Net current liabilities in excess of current assets      $(4,475,200)      $(2,991,558)

   Accumulated (deficit)                                    $(8,195,554)      $(2,128,994)
   Stockholders' (deficit)                                  $(2,337,078)      $  (632,412)


Included in the above noted net current liabilities amount at May31, 2001, are estimated litigation damages of $1,228,718 (including interest) and $749,260 in delinquent federal payroll taxes (including penalties and interest). Additionally, the Company was in default on substantially all of its notes payable, long-term debt and capital lease agreements. No waivers have been obtained for the defaults. There are significant uncertainties surrounding the Company's ability to continue its operations and to satisfy its creditors on a timely basis

While the Company is seeking additional sources of capital, including equity capital, there can be no assurance that the Company will be successful in accomplishing its objectives. Management has not developed any definitive plans for obtaining additional capital and restructuring operations. Disclosure of management's plans to do so is required to conform with generally accepted accounting principles. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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

                              RESULTS OF OPERATIONS

QUARTER ENDED MAY 31, 2001 VERSUS QUARTER ENDED MAY 31, 2000

      Revenues for the three months ended May 31, 2001 were $1,014,335 compared to $443,974 for the same period in 2000. The increase in revenues can be attributed primarily to increased activity in Mexico.

      Cost of sales decreased in first quarter ended May 31, 2001 to $ 999,344 from $1,432,152 during the first quarter of 2000. Gross profit for the May 31, 2001 quarter was $14,992, compared to $(988,178) for first quarter 2000.

      Operating expenses for first quarter 2001 were $800,306 or $448,670 above operating expenses for first quarter 2000 at $351,636. This increase can be attributed primarily to the increasing cost of operating a public company.

      Interest and other expenses increased $18,669 to $114,313 for first quarter ended May 31, 2001, as compared to $95,644 interest and other expenses for the same period in 2000. This increase is due to the interest expense related to the litigation damages incurred in the last quarter of fiscal 2000. Net loss for the first quarter 2001 was $(1,053,198) or $382,260 less than the ($1,435,458) for the same period last year.

                              LIQUIDITY AND CAPITAL RESOURCES

      The primary sources of the Company's liquidity for the three months ended May 31, 2001 was additional paid in capital of $ 1,192,634. These funds were used for working capital and current expenses for consultants for the public entity.

      During the quarter ended May 31, 2001, the working capital deficit decreased $205,642 when compared to the deficit at February 28, 2001 of $4,680,842. The short term cash flows have been inadequate to overcome the working capital deficit, thus hindering AES' ability to take advantage of slightly improved economic conditions as well as it's ability to move forward more aggressively with the Company's strategic plans. However, the Company has successfully negotiated advance payments from many customers and has pledged against letters of credit established by customers. Further, AES is aggressively pursuing alternative sources of capital to overcome the working capital deficit. The company has entered into a best- efforts agreement with an investment banker to raise $ 8,000,000 to $ 11,000,000 in new equity.

      There were no capital expenditures during the quarter ended May 31, 2001, nor are any planned or expected in the near term. Only upon a very significant improvement in the Company's financial position, will capital expenditures be considered, and then only after diligent consideration and within stringent guidelines.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

      None

b)    Reports of Form 8-K

      None