Form 10KSB40/A
period 2001-02-28
AMERICAN ENERGY SERVICES INC
filed 2001-08-03
CIK 1068205

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                 FORM 10-KSB-A1

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                   For the fiscal year ended February 28, 2001

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number 0-24819

                         AMERICAN ENERGY SERVICES, INC.

                TEXAS                                 76-0279288
   ---------------------------------       -----------------------------------
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

      Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


      At July 31, 2001, the Common Stock, $.001 par value, there is a total of 14,065,054 restricted shares and 5,049,558 non-restricted shares totaling 19,114,612 shares of common stock outstanding held by 1,102 shares holders,

                     DOCUMENTS INCORPORATED BY REFERENCE

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


Mexico and Alaska

      It is prudent to note that AES has implemented a plan that management believes will flatten the cyclical curve of the oil & gas industry. Consequently, AES has directed its attention and efforts to two major areas to guarantee as accurately as possible, revenues from both geographical sections mentioned above.

      Mexico, in particular has evolved into a strong hold for AES. AES Houston personnel, including management, speak Spanish, and the 25 year history of good relations and market proximity have been expanded to a broader penetration into the service sector which management believes will augment product sales. A Mexico City office has recently been opened and staffed with 6 employees to more directly participate in the core, valve sales business. Additionally, AES has signed significant representation agreements that management believes will augment revenues with both commissions for new product and services sales, but more importantly grant AES the right of first refusal for core product from AES and its acquired companies, to be supplied to all represented companies. To date, AES has contracts with,

      a) Green Oasis Environment, a multipurpose state of the art, modular Refinery Company. The refinery accomplishes two significant goals: 1) consume dirty contaminated waste oil of which Mexico produces some 5 million barrels per year; 2) transform this environmental hazard into much needed diesel, jet fuel and heating oil. AES has negotiated a right of first refusal to sell the approximately $1MM of hard metal goods to construct each patented plant.

      b) Boots & Coots (WEL) are a high profile, industry leader in the blow out, and well interdiction companies. This company also has evolved into a state of the art, 21st Century service company that is eagerly looking to enter Mexico. Boots & Coots, as it maps Mexico wells and petrochemical locations for safety and environmental compliance will need materials of pipe, valves and fittings, to complete its task of bringing the wells and plants into a new, safer, cleaner component of the new Oil, Gas and Petrochemical world in Mexico. AES has entered into a right of first refusal agreement to sell all necessary hard metal goods required by Boots & Coots to perform its services in Mexico.

      AES is completing a joint venture Alliance with Arctic Slope Regional Corp
(ASRC) , a company that that generates approximately $1BB in annual revenues. ASRC is an integrated oil and gas service, and refining company. AES has opened it's office on July 18, 2001 in Anchorage, located in the Natchiq Headquarters in Alaska. The catalyst for the association between ASRC and AES was a patented valve design "Tractrix" that had been 95% developed over 6 years by ASRC and which needs a market driven company to bring it to its place in the industry. AES is currently in negotiation with Idaho National Engineering and Environmental Laboratory (INEEL) to enter into a license agreement, which will allow AES to market and sell the "Tractrix" valve. However, there can be no assurance that an agreement will be entered into.

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

ITEM 3.  LEGAL PROCEEDINGS

        Since 1996, the Company has been a plaintiff in a lawsuit against Union Pacific Resources Company and DTI Diversite CTL, Inc. The relief the Company seeks is money damages of approximately $10 million to $12 million for breach of contract and tortious interference. The case is currently pending in the Texas Court of Appeals.

      Since 1999, the Company has been a defendant in a breach of contract lawsuit brought by EIM Company, Inc. ("EIM"). EIM is seeking money damages in the amount of $96,000. The case is before the District Court of Harris County, Texas, 157th Judicial District. The Company has brought a counter claim against EIM for money damages amounting to $50,000.

      In 2000, a suit was brought against the Company by DHV Industries, Inc. for breach of contract. The suit was brought in the District Court of Harris County, Texas, 125th Judicial District.

      During 2001, Techint-Cotecol brought suit against the Company in District Court of Harris County, Texas, 125th Judicial District for breach of contract. The suit seeks damages in the amount of $1 million. The Company believes that a major subvendor is responsible for manufacturing the valves which are in question in this suit and is confident it will be indemnified by the subvendor for any amounts the Company is required to pay as a result of this suit. The Company is a defendant in a lawsuit of which, in May 2001 the plaintiff won a binding arbitration from the International Chamber of Commerce in the amount of $1,204,000, including interest at a rate of 9% per annum from December 16,1999.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There was no matter during the fiscal quarter ended February 28, 2001 that was submitted to a vote of security holders.

                                  P A R T  II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

        Since May 26, 2000, AES' common stock has been listed on the NASD OTC Electronic Bulletin Board and continues to be traded on such market. The table below shows the high and low bid prices as reported by the OTC-BB. AES trades under the symbol "AEYS." The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

        The table below shows the high and low bid prices as reported by the OTC-BB during each of the calendar quarters identified below. AES trades under the symbol "AEYS." Trading commenced on May 26, 2000. These bid prices were obtained from the National Quotation Bureau, and do not necessarily reflect actual transaction, retail markups, markdowns or commissions. Based on the very limited public float and trading in Registrant's Common Stock, Registrant believes that such data in anecdotal, and may bear no relation to the true value of Registrant's Common Stock, or the range of prices that would prevail in a liquid market.

Quarter Ended:         High Bid:              Low Bid

March 31, 1999         Securities Not Listed
June 30, 1999          Securities Not Listed
September 30, 1999     Securities Not Listed
December 31, 1999      Securities Not Listed

March 31, 2000         Securities Not Listed
September 30, 2000     $1.37                   $ .625
June 30, 2000          $1.375                  $ .50
December 31, 2000      $1.4062                 $ .4062

March 31, 2001         $1.375                  $ .5312
June 30, 2001          $  .750                 $ .160


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

      Operating expenses in fiscal 2001 increased $2,626,709. The increase can primarily be attributed to penalties and interest associated with unpaid employment taxes, and $1,204,083 expense related to the judgment against the company discussed in the financial note 6.. The Company has initiated a plan to significantly decrease operating expenses including workforce reduction and other cost-reduction programs.

      Other expenses for fiscal 2001 decreased $19,093 over other expenses in fiscal 2000 largely due to decreased interest expense.

      Net income (loss) for fiscal 2001 was ($6,448,820), an increase in net loss of $5,442,523 in fiscal 2001. The 37% reduction in net sales, as well as the additional overhead cost of being a public company were major factors in the company's net loss for fiscal 2001.

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

GOING CONCERN

      The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The Company receives the majority of its revenues from customers in the energy industry, which experience a significant downturn in 1998 that continued throughout 1999. Industry conditions improved in 2000, however the Company's customer base has not to date increased project expenditure levels to those existing in the first half of 1998. Demand for the Company's products and services is impacted by the number and size of projects available as changes in oil and gas exploration and production activities change the respective customers' forecasts and budgets. These fluctuations have a significant effect on the Company's cash flows.

      Oil and gas prices have improved significantly since the downturn in 1998. While these price improvements have brought the company increases in the frequency of inquires and subsequent orders, the Company has not yet benefited to a meaningful degree from an increase in the volume of valve projects. Consequently, the Company's financial performance has been subject to significant fluctuations.

      As a result of the downturn in the oil and gas industry over the last two years and the resultant negative effect on the Company's financial position, Company management initiated actions in 2000 which included among others, (a) downsizing personnel, (b) attempting to improve its working capital, (c) retargeting its marketing efforts and, (d) consolidating administrative functions to ensure that the Company's resources are deployed in a more profitable manner. The Company's efforts to rationalize its operations commenced in the first quarter of 2000 and continued through 2001. However, the results of these efforts were not sufficient to prevent significant operating losses or provide sufficient levels of operating capital.

      However, it is prudent to note that AES has implemented a plan that management believes will flatten the cyclical curve of the oil & gas industry. Consequently, AES has directed its attention and efforts to two major areas intended to generate revenues from Alaska and Mexico.

      A Mexico City office has recently been opened and staffed with 6 employees to more directly participate in the core, valve sales business. AES Houston personnel, including management, speak Spanish, and the Company's 25 year history of good relations and market proximity has been expanded into the service sector to augment product sales. Additionally, AES has signed significant representation agreements that is expected to augment our revenues with commissions for both new product and services sales. AES has been granted the right of first refusal to supply products to the following companies:

      a) Green Oasis Environment, is a multipurpose state of the art, modular refinery company. Green Oasis refinery's are intended to accomplishes two significant goals: 1) consume dirty contaminated waste oil of which Mexico produces some 5 million barrels per year; 2) transform this environmental hazard into much needed diesel, jet fuel and heating oil. AES has negotiated a right of first refusal to sell the approximately $1MM of hard metal goods to construct each patented plant.

      b) Boots & Coots (WEL) is a high profile, industry leader in the blow out, and well interdiction market. This company is eagerly looking to enter Mexico with all of its new services and products intended to protect the environment. As Boots & Coots maps Mexico's wells and petrochemical locations for safety and environmental compliance they will need materials of pipe, valves and fittings, to complete its task of bringing the wells and plants into a new, safer, cleaner component of the new Oil, Gas and Petrochemical world in Mexico. AES has negotiated a right of first refusal to sell all necessary hard metal goods required by Boots & Coots to perform its services in Mexico.

      In Alaska AES is completing a joint venture alliance with Arctic Slope Regional Corp (ASRC), a company with approximately $1BB in annual revenues. ASRC is an integrated oil and gas service, and refining company. On July 18,2001 AES opened its office in Anchorage, located in the Natchiq Headquarters in Alaska. The catalyst for the association between ASRC and AES is a patented valve design "Tractrix" that has been 95% developed over 6 years by ASRC and which needs a company to bring it to market. In order for AES to market and sell the "Tractrix" valves AES must enter into a license agreement with the Idaho National Engineering and Environmental Laboratory (INEEL).Currently AES and INEEL are in final negotiation and the company expects to have the license agreement signed by the middle of August. However, there can be no assurance that an agreement will be entered into. The failure of the Company to enter into an agreement with either ASRC or INEEL would prevent the Company from being able to complete development of and market the "Tractrix" valve. This failure would have a substantial negative impact on the Company's expected future operations.

      The Company's impaired liquidity position has resulted in the inability to pay certain vendors in a timely manner. In spite of this, none of AES creditors to date have threatened to file a bankruptcy petition. However, this has hampered the Company's ability to hire sub-contractors, obtain materials and supplies, and otherwise conduct operations in an effective or efficient manner. Moreover, throughout most of fiscal 2000 and 2001, the Company was in default with virtually all its debt agreements. To alleviate the Company's liquidity problems and to improve its overall capital structure, the Company initiated a program to restructure its debt and equity positions. The program involved a series of steps designed to raise new funds, restructure its debt and increase its shareholders' equity.

      The Company negotiated agreements with various vendors to exchange debt for shares of common stock, and has agreed to register the shares to be issued to vendors in exchange for approximately 1.5MM of vendor debt.

      The Company has been in default on four loans at Metro Bank since September 1999, the loans total $3.3MM in principal and approximately $700,000 in interest expense. To date there has been no threatened foreclosure action by the bank. The Company is in negotiation with Metro Bank to restructure this debt. The proposed restructured debt will provide an additional $250,000 working capital for the company and will place the debt under more favorable terms. If the debt is successfully restructured it will allow the Company to reduce its interest expense and increase the term of the note to 17 years. However, there can be no assurance the company will be able to restructure this debt with Metro Bank.

            The Company engaged in a private offering through March to May of 2001 pursuant to rule 506.A Securities Purchase Agreement with certain investors to purchase units (the"Units"), for a purchase price of $1,000 per Unit, each unit consisting of a 6% Convertible Promissory Note (the "Note") in the original principal amount of$1,000 and 500 warrants (the "Warrants") to purchase one share of common stock. Under the 506 offering the company raised $1,050,000 and expects to receive additional funds upon the exercise of the Warrants. Upon conversion of the Notes, the investors can purchase a number of shares, without limitation, based upon a thirty (30%) percent discount from the average market price of our common stock for the five trading days prior to the conversion. The agreements do not contain a trading price below which the investor is not permitted to convert the Note. As a result, the number of shares that these investors are entitled to receive upon conversion will increase as our stock price decreases. Therefore, these investors have an incentive to engage in short selling activities aimed at driving down the price of our common stock.
 .

       Although the Company has had some limited success raising capital, there can be no assurance that the Company will be able to obtain new capital, and if new capital is obtained that it will be on terms favorable to the Company. As of February 28, 2001, the Company's current assets totaled $3,273,481 and current liabilities were $7,954,323 resulting in a working capital deficit of approximately $4,680,842. The Company is actively seeking new sources of financing, including the restructuring of old debt and raising capital through the issuance of company stock. Additionally, the Company continues to pursue methods to expand its business activities and enhance its operating cash flow. However, absent new sources of financing, or if the Company does not significantly improve its operating performance, the Company will not have sufficient funds to meet its current obligations over the next twelve months and could be forced to dispose of its assets in order to satisfy future liquidity requirements. The current uncertainties surrounding the sufficiency of its future cash flows and the lack of firm commitments for additional capital raise substantial doubt about the ability of the Company to continue as a going concern.

             LIQUIDITY AND CAPITAL RESOURCES/INDUSTRY CONDITIONS

      The primary sources of the Company's revenues are generated from customers in the energy industry, which experienced a significant downturn in 1998 that continued throughout 1999. The energy industry began to improve in 2000, however the Company's customer base had not yet begun to increase budgets to include large projects, which may have enabled the Company to increase sales to a level seen before the downturn. The Company has experienced a very large increase in order inquiries in the fourth quarter of fiscal 2001, which leaves management believing that the energy industry has increased budgets to include large valve projects. However, these fluctuations in the energy industry have had a significant impact on the Company's cash flows. As a result of this downturn the Company is in a severely impaired liquidity position.

      To alleviate the Company's liquidity problems the Company has aggressively initiated a plan to restructure its debt and equity position. This plan has already been successful in reducing vendor debt $1,506,858.

      Although Company sales generally include a high percentage of export sales, the exposure to currency rate fluctuations is considered minimal. The U.S. dollar is the functional currency of the Company and all AES purchase orders are placed with and paid to the Company in that same currency. Thus, all sales and receivables are denominated in U.S. dollars.



ITEM 6A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

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

                           SUMMARY COMPENSATION TABLE

NAME AND
PRINCIPAL                              FISCAL               SALARY                BONUS       STOCK AWARDS
POSITION                                YEAR                  ($)                  ($)      OTHER COMPENSATION
--------                             ----------           -----------           ----------  ------------------
Patrick S. Elliot                       2001                $ 94,000                0               0
Chief Executive Officers,               2000                  95,000                0               0
President, and Director                 1999                  90,000                0               0

Larry S. Elliot                         2001                $114,000                0               0
Chairman of the Board,                  2000                 110,000                0               0
and Senior Vice President               1999                 111,000                0               0

Sidney J .McCarra                       2001                $109,000                0               0
Senior Vice President,                  2000                 113,000                0               0
Secretary and Director                  1999                  90,000                0               0

Mark P. Elloitt                         2001                $ 81,000                0               0
Senior Vice President                   2000                  92,000                0               0
and  Director                           1999                  90,500                0               0

Cary P. McCarra                         2001                $ 113,000               0               0
Senior Vice President                   2000                  108,000               0               0
and Director                            1999                   90,500               0               0


2000 STOCK OPTION PLAN

    The board of directors and stockholders of AES adopted the 2000 Stock Option Plan (the "Option Plan") in June of 2000. Under the Option Plan, 3,000,000 shares of AES' common stock, subject to certain adjustments, were reserved for issuance upon the exercise of options. Options granted under the Option Plan are intended to constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Incentive stock options may be granted under the Option Plan to employees, including officers and directors who are employees, of AES on the date of grant.

    By its terms, the Option Plan is to be administered by a committee appointed by the board of directors which shall consist of at least three disinterested persons who serve at the discretion of the board of directors. Subject to the provisions of the Option Plan, the committee has the authority to determine the persons to whom options will be granted, the exercise price, the term during which options may be exercised and such other terms and conditions as it deems appropriate.

    Incentive stock options granted under the Option Plan may not have an exercise price less than the fair market value of the common stock on the date of the grant, i.e. 110% of the fair market value in the case of employees holding ten percent or more of the voting stock of AES. Options granted under the Option Plan will expire, not more than ten years from the date of the grant, five years in the case of incentive options of employees holding ten percent or more of the voting stock of AES, subject to earlier termination under the Option Plan. Optionees under the Option Plan may exercise their options by paying cash or by tendering shares of AES common stock that they already own.

    The following table presents information for the named officer in the Summary Compensation Table with respect to options exercised during the fiscal year ended February 28, 2001 and unexercised options held as of the end of the fiscal year.

Name                        Shares           Value          Number of Securities          Underlying Value of In-the-Money
                            Acquired        Realized        Unexercised                       Options/SARS at FY-End
                            on Exercise        ($)          Options/SARs at FY-End                    ($)
                            (#)                             Exercisable/Unexercisable        Exercisable/Unexercisable
Patrick S. Elliot           183,800             0              0/0                                  $0/$0
Larry S. Elliot             176,640             0              6,360/0                              $5,565/$0
Sidney J. McCarra           176,640             0              6,360/0                              $5,565/$0
Mark P. Elliot              183,000             0              0/0                                  $0/$0
Cary P. McCarra             176,640             0              6,360/0                              $5,565/$0


Values reflected above are based on the closing price of $ .875 per share of AES' common stock for the last business day of the fiscal year.

COMPENSATION OF DIRECTORS - No director of the Company received any form of compensation from the Company for any services provided as a director, for committee participation, or for special assignments.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of July 31, 2001 by: (I) each person known to the Company to own more than five percent (5%) of any class of the Company's voting securities; (ii) each director of the Company; and (iii) all directors and officers as a group.

         TITLE              NAME AND ADDRESS         AMOUNT AND NATURE               PERCENT
       OF CLASS           OF BENEFICIAL OWNER       OF BENEFICIAL OWNER             OF CLASS
     ------------        ----------------------    ---------------------         ---------------
     Common Stock         Larry S. Elliott (1)           2,135,679(3)                 11.17%
                          5319 Mandell
                          Houston, TX 77005


     Common Stock         Patrick S. Elliott (2)         2,102,457(4)                 11.00%
                          2608 Green Tee
                          Pearland, TX 77581

     Common Stock         Mark P. Elliott                  983,729                     5.13%
                          3504 E. Circle Drive
                          Pearland, TX 77581

     Common Stock         Sidney J. McCarra              1,667,426                     8.72%
                          1903 Orchard Country
                          Houston, TX 77062

     Common Stock         Cary P. McCarra                  394,576                     2.06%
                          3663 Nasa Road 1, #301
                          Seabrook, TX 77586

     Common Stock         All directors and              7,283,867                    38.11%
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

                                  P A R T  IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   DOCUMENTS FILED AS A PART OF THIS REPORT

                                                                         PAGE
1.    Financial Statements

      Report of management.............................................  19
      Report of independent accountants................................  20
      Balance  sheets at February 28, 2001 and  2000...................  21 - 22
      Statements of operations for the years ended February 28,
            2001 and 2000..............................................  23
      Statement of Comprehensive Income for the years ended
            February 28, 2001, 2000 and 1999...........................  23
      Statements of stockholders' equity for the years ended
            February 28, 2001and 2000..................................  24
      Statements of cash flows for the years ended February 28,
            2001  and 2000.............................................  25 - 26
      Notes to financial statements....................................  27 - 35

2. All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes listed above.

3.    Exhibits



        EXHIBIT
        NUMBER                      DESCRIPTION
      ----------                  ---------------

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


                                          AMERICAN ENERGY SERVICES, INC.
                                                     (REGISTRANT)


Date: July 31, 2001                       By:  /s/  LARRY S. ELLIOTT
                                               -----------------------
                                               Larry S. Elliott
                                               Chairman of the Board


      As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURE                        TITLE                                       DATE
------------------------------------------------------------------------------------------

/s/  LARRY S. ELLIOTT            Senior Vice President and Chairman
--------------------------       of the Board                                July 31, 2001

/s/  PATRICK S. ELLIOTT          President, Chief Executive Officer and
--------------------------       Director (Principal Executive Officer)      July 31, 2001

/s/  SIDNEY J. MCCARRA           Senior Vice President and Director          July 31, 2001
--------------------------


/s/  MARK P. ELLIOTT             Senior Vice President and Director          July 31, 2001
--------------------------


/s/  CARY P. MCCARRA             Senior Vice President and Director          July 31, 2001
--------------------------



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



/s/  PATRICK S. ELLIOTT
Patrick S. Elliott
President and Chief Executive Officer



July 31, 2001

                         AMERICAN ENERGY SERVICES, INC.

                              FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

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

In our report dated May 25, 2001, our opinion on the February 28, 2001 financial statements was qualified because of the effects of the omission of a definitive plan by management to obtain additional capital and to restructure operations and debt. As explained in Footnote 13, the Company has developed such a plan as required by generally accepted accounting principles. Accordingly, our present opinion on the February 28, 2001 financial statements, as presented herein, differs from that previously expressed.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The conditions described above do raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Simonton, Kutac & Barnidge, L.L.P.
Houston, Texas
May 25, 2001, except as to the second
paragraph above and Footnote  13
which are as of July 27, 2001

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

                         AMERICAN ENERGY SERVICES, INC.

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                                                   February 28,         February 29,
                                                                       2001                 2000
                                                                  --------------       --------------
Current Liabilities:
  Notes payable                                                     $ 2,589,885         $ 2,962,008
  Current portion of long-term debt                                   1,250,715           1,382,347
  Current portion of capital leases                                     102,130             120,175
  Accounts payable and accrued expenses                               1,057,644             876,155
  Federal payroll taxes due                                             833,566             570,000
  Accrued interest                                                      651,300             403,259
  Estimated litigation damages                                        1,204,083                --

  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                   265,000              46,991
  Advances from officers                                                   --                32,500
                                                                    -----------         -----------
      Total Current Liabilities                                       7,954,323           6,393,435
                                                                    -----------         -----------

Long-term debt, net of current portion                                     --                  --

Capital leases, net of current portion                                     --                  --

Commitments and Contingencies                                              --                  --
Stockholders' (Deficit) Equity:
  Common stock - $.001 par value, 100,000,000 shares
    authorized; 15,460,717 and 6,973,928 shares
    issued and outstanding at February 28, 2001
    and February 29, 2000, respectively                                  15,461               6,974
  Paid-in capital                                                     4,648,380             989,609
  Accumulated other comprehensive loss                                     --                  --
  (Accumulated deficit)                                              (7,142,356)
                                                                    -----------
                                                                                           (693,536)
      Total Stockholders' (Deficit) Equity                           (2,478,515)            303,047
                                                                    -----------         -----------

      Total Liabilities and Stockholders' (Deficit) Equity          $ 5,475,808         $ 6,696,482
                                                                    ===========         ===========


             See accompanying notes to these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                            STATEMENTS OF OPERATIONS

                                                                    FOR THE YEARS ENDED
                                                             ----------------------------------
                                                              February 28,        February 29,
                                                                 2001                 2000
                                                             --------------     ---------------
Sales                                                         $ 4,850,672         $ 5,335,407
    Less: Sales returns and allowances                         (1,491,996)               --
                                                              -----------         -----------
Net sales                                                       3,358,676           5,335,407

Cost of sales                                                   4,658,398           3,800,222
                                                              -----------         -----------
    Gross Profit (Loss)                                        (1,299,722)          1,535,185

Operating expenses                                              4,799,584           2,172,875
                                                              -----------         -----------
  (Loss) from operations                                       (6,099,306)           (637,690)

Other expenses (income):
  Interest, net                                                   351,514             366,879
  Other, net                                                       (2,000)              1,728
                                                              -----------         -----------
                                                                  349,514             368,607
                                                              -----------         -----------

    Loss before taxes                                          (6,448,820)         (1,006,297)

Income tax (expense) benefit                                         --                   --_
                                                              -----------         -----------

    Net Loss                                                  $(6,448,820)        $(1,006,297)
                                                              ===========         ===========

Basic and diluted (loss) per share:                           $     (0.83)        $     (0.15)
                                                              ===========         ===========

    Net Loss

Diluted weighted average shares outstanding                     7,761,644           6,565,302
                                                              ===========         ===========

Basic and diluted weighted average shares outstanding           7,761,644           6,565,302
                                                              ===========         ===========



             See accompanying notes to these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                    STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

                                                   FOR THE YEARS ENDED
                                              ------------------------------
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

                         AMERICAN ENERGY SERVICES, INC.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

           FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                                                                    RETAINED
                                                     CAPITAL STOCK                                  EARNINGS/          TOTAL
                                                     -------------                PAID-IN           (ACCUM.         STOCKHOLDERS'
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

                         AMERICAN ENERGY SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                               FOR THE YEARS ENDED
                                                                         ------------------------------
                                                                           February 28,     February 29,
                                                                              2001             2000
                                                                         --------------   -------------
Cash Flows from Operating Activities:
  Net (loss)                                                              $(6,448,820)     $(1,006,297)
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization                                             267,492          123,824
    Provision for bad debts                                                    39,493             --
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                              456,879         (481,350)
      Decrease in other receivables                                            41,176             --
      Decrease in income tax receivable                                       111,476           23,543
      Decrease in costs and estimated earnings in excess
        of billings on uncompleted contracts                                  536,896        2,564,299
      (Decrease) increase in advances from officers                           (32,500)          32,500
      (Increase) decrease in inventories                                     (110,201)        (564,760)
      Decrease (increase) in prepaids and other                              (100,909)          86,464
      Decrease in deferred tax asset                                          150,110          323,261
(Increase) decrease in other assets                                              --            (46,789)
      (Decrease) increase in accounts payable/accrued liabilities             181,489       (3,261,048)
      Increase in Federal payroll taxes due                                   263,566          570,000
      Increase in accrued interest payable                                    248,041          210,000
      Increase in estimated litigation damages                              1,204,083             --
      Increase (decrease) in billings in excess of costs and
        estimated earnings on uncompleted contracts                           218,009          (98,162)
                                                                          -----------      -----------
Net Cash Used by Operating Activities                                      (2,973,720)      (1,524,515)

Cash Flows from Investing Activities:
  Purchase of property, plant and equipment                                   (57,753)          (7,599)
  Purchase of trademarks, patents and drawings                               (180,000)        (283,376)
                                                                          -----------      -----------
    Net Cash Used in Investing Activities                                    (237,753)        (290,975)


             See accompanying notes to these financial statements.

                         AMERICAN ENERGY SERVICES, INC.


Cash Flows from Financing Activities:
  Proceeds from sale of common stock                     3,658,771        775,000
Proceeds from the sale of warrants                            --            3,000
Proceeds from long-term obligations, net                      --          203,386
  Payments of long-term obligations                       (131,632)          --
  Payments of notes payable                               (372,123)          --
  Proceeds from note payable, net                             --          568,245
  Payments of capital leases                               (18,045)       (11,873)
  Other, net                                                 8,487           --
                                                       -----------    -----------
        Net Cash Provided by Financing Activities        3,145,458      1,537,758
                                                       -----------    -----------

Net (decrease) increase in cash and cash equivalents       (66,015)      (277,732)

Cash and cash equivalents at beginning of year              75,778        353,510
                                                       -----------    -----------
Cash and cash equivalents at end of year               $     9,763    $    75,778
                                                       ===========    ===========


                                                          FOR THE YEARS ENDED
                                                     ------------------------------
                                                       February 28,    February 29,
                                                           2001           2000
                                                     --------------   -------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the years for
    Interest                                           $   103,473    $    63,162
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


                                                         ESTIMATED
                                                          SERVICE
                                                           LIVES
                                                       ------------
            Machinery and equipment                        15 years
            Furniture and fixtures                     5 - 10 years
            Vehicles                                        5 years
            Building and improvements                5 - 31.5 years

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

                                               ESTIMATED SERVICE
                                                    LIVES
                                               ------------------
            Trademarks                             10 years
            Patents                                17 years
            Drawings                               10 years

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

NOTE 2 - CONTRACTS IN PROGRESS

Information regarding long-term contracts in progress is as follows:

                                                                 February 28,      February 29,
                                                                     2001              2000
                                                               --------------     -------------
   Expenditures on uncompleted contracts                         $   579,845       $ 1,694,380
   Estimated earnings thereon                                        110,255           584,599
                                                                 -----------       -----------
                                                                     690,100         2,278,979
   Less billings applicable thereto                                     --            (833,974)
                                                                 -----------       -----------
                                                                 $   690,100       $ 1,445,005
                                                                 ===========       ===========

  Included in accompanying balance sheet under following captions:

                                                                 February 28,      February 29,
                                                                     2001              2000
                                                               --------------     -------------

   Costs in excess of billings on uncompleted contracts          $   955,100       $ 1,491,996
   Billings in excess of costs on uncompleted contracts             (265,000)          (46,991)
                                                                 -----------       -----------
                                                                 $   690,100       $ 1,445,005
                                                                 ===========       ===========

             See accompanying notes to these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 3 - NOTES PAYABLE

Notes payable consists of the following:

                                                               February 28,        February 29,
                                                                  2001                2000
                                                              -------------       -------------
   Note payable to a bank with interest at
     prime (8.5% at February 28, 2001);
     principal advances are due on demand
     secured by substantially all assets of
     the Company                                                $  214,539         $  228,777

   Line of credit agreement with a bank
     with interest at prime plus 0.5% (9.0% at
     February 28, 2001) due monthly; principal
     advances are due on demand and is
     collateralized by substantially all assets
     of the Company                                              1,886,228          2,122,222

   Note payable to bank with interest at 8.0%,
     due currently, secured by certain
     machinery and equipment                                        61,292             61,292

   Note payable to stockholder, interest
     at 18.0%, due on demand                                        83,166             57,312

   Notes payable to an officer and director,
     non-interest bearing, due on demand                            20,000             35,836

   Note payable to individual, interest
     at 10.0%, due on demand                                       230,856            250,000

   Factoring agreement with 30% interest,
     maturing November, 2004                                        81,116             89,000

   Anunsecured line of credit agreement
     with a bank with interest at prime plus
     1.5% (10.0% at February 28, 2001) due
     on demand, providing for maximum
     borrowings of $24,000                                          12,688             15,444
                                                                ----------         ----------
                                                                $2,589,885         $2,962,008
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

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 4 - LONG-TERM DEBT

Long-term debt consist of the following:

                                                       FOR THE YEARS ENDED
                                                 ------------------------------
                                                   February 28,   February 29,
                                                      2001           2000
                                                 --------------  -------------
   Note payable to a bank due in
     monthly installments of $16,192,
     including interest at prime plus 2%
     (10.5% at February 28, 2001); due
     February 17, 2008 collateralized by
     machinery equipment, furniture,
     fixtures and patents                           $1,094,712     $1,194,842

   Note payable to a bank; due in
     monthly installments of $3,410,
     including interest at 10.5%;
     due November 5, 2002;
     collateralized by land, building,
     equipment and inventory                           125,408        137,871

   Two notes payable to a bank; due
     in monthly installments of $586
     and $533 including interest at
     0.9% and 8.25% due July 2002 and
     July 2001; collateralized by
     automobiles                                        15,831         26,701

   Revolving credit agreement
     (unsecured); 9.25% interest
     payable monthly                                    14,764         22,933
                                                    ----------     ----------
                                                     1,250,715      1,382,347
       Less current portion                          1,250,715      1,382,347
                                                    ----------     ----------
                                                    $       --     $       --
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

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 5 - CAPITAL LEASES (CONTINUED)

Following is a summary of equipment held under capital leases:

                                                      FOR THE YEARS ENDED
                                                ------------------------------
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
                                                   =========       =========

The above noted capital leases are either in default or delinquent in payments.

Future minimum lease payments under capital leases as of February 28, 2001 are as follows:

             FOR THE YEARS ENDED
                    2002                                      $       51,914
                    2003                                              41,265
                    2004                                              41,265
                                                              --------------
        Total minimum lease payments                                 134,444

        Less amount representing interest                            (32,314)
                                                              ---------------

        Present value of net minimum lease payments           $      102,130
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

The expense (benefit) for income taxes consists of the following:

                                                FOR THE YEARS ENDED
                                         --------------------------------
                                          February 28,       February 29,
                                             2001               2000
                                         --------------     -------------
   Current                                $      --         $      --
   Deferred                                (1,853,778)         (337,420)
                                          -----------       -----------
   Total                                  $(1,853,778)      $  (337,420)
                                          ===========       ===========

A reconciliation of income taxes computed at the statutory Federal income tax rate and income taxes reported in the statements of operations follows:

                                               FOR THE YEARS ENDED
                                          ------------------------------
                                           February 28,     February 29,
                                               2001            2000
                                          --------------   -------------
   (Benefit) tax at statutory rate         $(1,853,778)     $  (342,140)
   Non-deductible expenses                        --              4,720
                                           -----------      -----------
         Subtotal                           (1,853,778)        (337,420)
   Less: valuation allowance                 1,853,778          337,420
                                           -----------      -----------

       Total (benefit) expense             $      --        $      --
                                           ===========      ===========



             See accompanying notes to these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 7 - INCOME TAXES (CONTINUED)

The long-term deferred tax asset results from the following:

                                                         February 28,     February 29,
                                                             2001             2000
                                                        --------------   -------------
Basis differences in intangibles and fixed assets        $  (393,327)      $  (393,327)
Net operating loss carryforward                            3,400,760         1,208,162
Miscellaneous costs capitalized for tax purposes                --               4,044
Valuation allowance                                       (3,007,433)         (668,769)
                                                         -----------       -----------
                                                         $      --         $   150,110
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

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 12 - GEOGRAPHIC INFORMATION

The Company's revenues by geographical area for the fiscal years ended February 28, 2001 and February 29, 2000 are as follows:

                                               FOR THE YEARS ENDED
                                          ------------------------------
                                           February 28,     February 29,
                                              2001             2000
                                          --------------   -------------
United States                              $2,702,101       $  533,541
Mexico                                        651,818        1,333,852
Kuwait                                          4,757        3,468,014
Other                                            --               --
                                           ----------       ----------

  Total Revenues                           $3,358,676       $5,335,407
                                           ==========       ==========


NOTE 13 - GOING CONCERN

The following information is derived from the accompanying financial statements:

                                                             FOR THE YEARS ENDED
                                                        ------------------------------
                                                         February 28,     February 29,
                                                             2001             2000
                                                        --------------   -------------
Gross (loss) profit                                      $(1,299,722)      $ 1,535,185

Net (loss)                                               $(6,448,820)      $(1,006,297)

Net current liabilities in excess of current assets      $(4,680,842)      $(2,079,128)

Accumulated (deficit)                                    $(7,142,356)      $  (693,536)
Stockholders' (deficit) equity                           $(2,478,515)      $   303,047


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

                         AMERICAN ENERGY SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 13 - GOING CONCERN (CONTINUED)

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company receives the majority of its revenues from customers in the energy industry, which experienced a significant downturn in 1998 and 1999. While industry conditions improved in fiscal 2000, however, the Company's customer base has not increased project expenditures accordingly. Demand for the Company's products and services is impacted by the number and size of projects available as fluctuations in oil and gas exploration and production activities change the respective customers' forecasts and budgets. These changes have a direct effect on the Company's cash flows.

Oil and gas prices have improved significantly since the downturn in 1998. However, the Company has not yet benefited significantly from an increase in the volume of new projects.

As a result of the downturn in the oil and gas industry over the last two years and the resultant negative effect on the Company's financial position, management had initiated actions in fiscal 2000 which included among others, (a) downsizing personnel, (b) attempting to improve its working capital by reducing other operating expenses, (c) increased its marketing efforts and, (d) consolidating administrative functions. However, the results of these efforts were not sufficient to prevent significant operating losses or to provide adequate levels of operating capital.

AES has recently implemented a plan that management believes will improve this situation. AES has directed its attention and efforts to two new market areas intended to generate revenues, namely Alaska and Mexico.

Mexico has evolved into a strong market for AES. A Mexico City office has recently been opened and staffed with 6 employees to better develop this market. Additionally, AES has signed significant representation agreements that are expected to increase revenues with commission revenues for both new product and services sales. AES has been granted the right of first refusal to supply products to two large companies with operations in Mexico.

In Alaska, AES is completing a joint venture alliance with Arctic Slope Regional Corp ("ASRC"). ASRC is an integrated oil and gas service and refining company. On July 18, 2001 AES opened an office in Anchorage. The catalyst for the association between ASRC and AES is a patented valve design "Tractrix" that has been 95% developed over 6 years by ASRC and which needs a market driven company to bring it to its place in the industry. In order for AES to market and sell the "Tractrix" valves AES must enter into a license agreement with the Idaho National Engineering and Environmental Laboratory (INEEL). Currently AES and INEEL are in final negotiation and the Company expects to have the license agreement finalized soon. However, there can be no assurance that an agreement will be entered into.


             See accompanying notes to these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 13 - GOING CONCERN (CONTINUED)

The Company has initiated a program to restructure its debt and equity positions. The Company has negotiated agreements with numerous vendors to exchange outstanding payables for shares of common stock. The Company has agreed to register the shares to be issued to vendors in exchange for approximately $1.5 million of vendor payables.

The Company has been in default on four loans at Metro Bank since September 1999. The loans total $3.3 million in principal and approximately $700,000 in interest expense. The Company is in negotiation with Metro Bank to restructure this debt. The proposed restructured debt will provide an additional $250,000 working capital for the Company and will place the debt under more favorable terms. If the debt is successfully restructured, it will allow the Company to reduce its interest expense and increase the term of the note to 17 years. However, there can be no assurance the company will be able to restructure this debt with Metro Bank.

The Company engaged in a private offering from March, 2001 to May, 2001, pursuant to Rule 506.A Securities Purchase Agreement with certain investors to purchase units (the "Units"), for a purchase price of $1,000 per Unit, each unit consisting of a 6% Convertible Promissory Note (the "Note") in the original principal amount of $1,000 and 500 warrants (the "Warrants") to purchase one share of common stock. The Company has raised $1,050,000 through this offering.

Although the Company has had some limited success raising capital, there can be no assurance that the Company will be able to obtain new capital, and if new capital is obtained that it will be on terms favorable to the Company. The Company is actively seeking new sources of financing. Additionally, the Company continues to pursue methods to expand its business activities and enhance its operating cash flow. However, absent new sources of financing, or if the Company does not significantly improve its operating performance, the Company will not have sufficient funds to meet its current obligations over the next twelve months and could be forced to dispose of its assets in order to satisfy future liquidity requirements. The current uncertainties surrounding the sufficiency of its future cash flows and the lack of firm commitments for additional capital raise substantial doubt about the ability of the Company to continue as a going concern.

             See accompanying notes to these financial statements.