Form 10QSB
period 2001-08-31
AMERICAN ENERGY SERVICES INC
filed 2001-11-06
CIK 1068205

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2001

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


      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      As of October 30, 2001 there were 19,841,646 shares of Common Stock outstanding.

ITEM 1.    FINANCIAL STATEMENTS

                         AMERICAN ENERGY SERVICES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                            August 31,       February 28,
                                                              2001               2001
                                                           -----------       -----------
Current Assets:
 Cash and cash equivalents                                 $   (32,808)      $     9,763
 Certificates of deposit                                         6,130                --
 Accounts receivable - trade, net of $79,493 reserves          233,308           165,760
 Accounts receivable - other                                    46,311                --
 Income tax receivable                                          12,524            12,524
 Prepaids and other                                             16,252           118,278
 Costs in excess of billings on uncompleted
   contracts                                                   548,879           955,100
 Inventories                                                 1,994,111         2,012,056
 Notes recievable                                              465,300
                                                           -----------       -----------

   Total Current Assets                                      3,290,008         3,273,481

Property, Plant and Equipment:
  Machinery and equipment                                    1,351,626         1,351,225
  Furniture and fixtures                                       313,025           327,541
  Vehicles                                                      83,423            83,423
  Buildings and Improvements                                   226,510           226,510
  Land                                                          76,894            76,894
  Other                                                        204,542           208,489
                                                           -----------       -----------
                                                             2,256,018         2,274,082
Less: accumulated depreciation                              (1,090,181)       (1,013,180)
                                                           -----------       -----------
                                                             1,165,838         1,260,902

Trademarks, patents, and drawings                            1,473,517         1,455,462
Less: accumulated amortization                                (593,328)         (514,037)
                                                           -----------       -----------
                                                               880,188           941,425

Deferred tax asset                                                  --                --
                                                           -----------       -----------

   Total Assets                                            $ 5,336,034       $ 5,475,808
                                                           ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY


                                                                  August 31,       February 28,
                                                                    2001              2001
                                                                 -----------       -----------
Current Liabilities:
   Notes payable                                                 $ 2,503,377       $ 2,589,885
   Current portion of long-term debt                               1,240,415         1,250,715
   Current portion of capital leases                                 105,490           102,130
   Accounts payable and accrued expenses                             478,746         1,057,644
   Federal payroll taxes due                                         495,520           833,566
   Accrued interest                                                  787,522           651,300
   Estimated litigation damages                                    1,253,353         1,204,083
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                79,602           265,000
   Advances from officers                                                 --                --
                                                                 -----------       -----------
       Total Current Liabilities                                   6,944,025         7,954,323
                                                                 -----------       -----------


Stockholders' (Deficit) :
   Common stock - $.001 par value, 100,000,000 shares
     authorized; 17,463,655 and 15,460,717 shares issued
     and outstanding at August 31, 2001 and
     February 28, 2001, respectively                                  17,598            15,461
   Paid-in capital                                                 6,644,291         4,648,380
   Accumulated other comprehensive loss
   Current year profit(loss)                                      (1,127,524)               --
   (Accumulated deficit)                                          (7,142,356)       (7,142,356)
                                                                 -----------       -----------
       Total Stockholders' (Deficit) Equity                       (1,607,992)       (2,478,515)
                                                                 -----------       -----------

       Total Liabilities and Stockholders' (Deficit) Equity      $ 5,336,034       $ 5,475,808
                                                                 ===========       ===========


    The accompanying notes are an integral part of these financial statements

                         AMERICAN ENERGY SERVICES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended                 Six Months Ended
                                                         August 31,                         August 31,
                                                 ---------------------------       ---------------------------
                                                    2001             2000             2001             2000
                                                 ----------       ----------       ----------       ----------
Net Sales                                           450,515        1,368,411        1,520,733        3,304,381

Cost of sales                                       185,017          915,707        1,449,963        2,360,850
                                                 ----------       ----------       ----------       ----------

           Gross profit(loss)                       265,498          452,704           70,770          943,531

Operating expenses                                  241,244          393,439        1,058,814          745,075
                                                 ----------       ----------       ----------       ----------

           (loss) from operations                    24,255           59,265         (988,045)         198,456

Other expenses (income):
           Interest, net                            100,624            4,932          216,355          100,576
           Other, net                              (222,571)          (5,543)         (76,876)          (5,543)
                                                 ----------       ----------       ----------       ----------

                                                    146,201             (611)         139,479           95,033
                                                 ----------       ----------       ----------       ----------

           Net profit (loss) before taxes           146,201           59,877       (1,127,523)         103,424

Income tax (expense) benefit                              0          (17,963)               0          (30,963)
                                                 ----------       ----------       ----------       ----------

           Net profit (loss)                        146,201           41,914       (1,127,523)          72,461
                                                 ==========       ==========       ==========       ==========

Basic and diluted (loss) per share                     0.02             0.01            (0.14)            0.01
                                                 ==========       ==========       ==========       ==========

Basic weighted average shares outstanding
                                                 ==========       ==========       ==========       ==========

Diluted weighted average shares outstanding       8,339,260        8,339,260        8,339,260        8,339,260
                                                 ==========       ==========       ==========       ==========

                         AMERICAN ENERGY SERVICES, INC.
                         STATEMENT OF COMPREHENSIVE LOSS

                                                     Three Months Ended                 Six Months Ended
                                                         August 31,                         August 31,
                                                 ---------------------------       ---------------------------
                                                    2001             2000             2001             2000
                                                 ----------       ----------       ----------       ----------
Net profit (loss)                                   146,201           41,914       (1,127,523)          72,461
Other comprehensive income (loss)                       --                --               --               --
                                                 ----------       ----------       ----------       ----------
Comprehensive profit (loss)                         146,201           41,914       (1,127,523)          72,461
                                                 ==========       ==========       ==========       ==========

             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

             FOR THE QUARTER ENDED AUGUST 31, 2001 AND MAY 31, 2001

                                            CAPITAL STOCK                                                     TOTAL
                                     ----------------------------        PAID-IN           (ACCUM.         STOCKHOLDERS'
                                       SHARES            AMOUNT          CAPITAL           DEFICIT)      (DEFICIT)EQUITY
                                     -----------      -----------      -----------       -----------     ---------------
Balance, February 28, 2001            15,460,717      $    15,461      $ 4,648,380       $(7,142,356)      $(2,478,515)
                                     ===========      ===========      ===========       ===========       ===========

Common Stock Issued for:

  Cash                                   150,000              150          107,425                --           107,575
  Officers and directors                 250,000              250          195,000                --           195,250
  Accounts payable and
    accrued liabilities                  402,948              403          316,408                --           316,811
  Financial consultants                1,200,000            1,200          573,800                --           575,000
  Replacement of Seahawk
     Shares                              134,990              134             (134)               --                --
Net Loss                                      --               --               --        (1,053,198)       (1,053,198)
                                     -----------      -----------      -----------       -----------       -----------
Balance, August 31, 2001              17,463,655      $    17,598      $ 5,840,879       $(8,195,555)      $(2,337,078)
                                     ===========      ===========      ===========       ===========       ===========



Common Stock Issued for:

  Cash
  Officers and directors                 990,000              990      $   465,000
  Accounts payable and
    accrued liabilities                  552,034              553                                              465,000
  Financial consultants                  835,957              836          171,000                --           171,000
  Replacement of Seahawk shares                                             51,000                --            51,000
Net income (loss)                                                                            146,201           146,201

Balance, August 31, 2001              19,841,646           19,926          687,000        (8,049,354)       (1,607,992)
                                     ===========      ===========      ===========       ===========       ===========


    The accompanying notes are an integral part of these financial statements

                         AMERICAN ENERGY SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                          Six Months Ended
                                                                                     -------------------------
                                                                                     August 31,     August 31,
                                                                                        2001           2000
                                                                                      --------       --------
Cash Flows from Operating Activities:
   Net (loss)                                                                           (7,728)        72,461
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Depreciation and amortization                                                      67,000         88,518
     Provision for bad debts
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                        4,127        429,787
       Decrease in other receivables
       Decrease in income tax receivable
       Decrease in costs and estimated earnings in excess
         of billings on uncompleted contracts                                          604,282       (870,101)
       (Decrease) increase in advances from officers
       (Increase) decrease in inventories
       Decrease (increase) in prepaids and other                                        (6,000)             0
       Decrease in deferred tax asset
       crease) decrease in other assets
       (Decrease) increase in accounts payable/accrued liabilities                    (864,572)      (368,303)
       (decrease) Increase in Federal payroll taxes due
       Increase in accrued interest payable
       Increase in estimated litigation damages
       Increase (decrease) in billings in excess of costs and
         estimated earnings on uncompleted contracts                                  (185,398)           (66)
       Net Cash Used by Operating Activities                                          (530,542)      (682,264)

Cash Flows from Investing Activities:
   Purchase of property, plant and equipment                                            18,465        (55,928)
   Purchase of certificates of deposit                                                  (6,130)
   Purchase of trademarks, patents and drawings                                         18,460       (120,000)
     Net Cash Used in Investing Activities                                              36,925
Cash Flows from Financing Activities:
   Proceeds from sale of common stock Proceeds from the sale of warrant Proceeds from long-term obligations, net Payments of long-term obligations Payments of notes payable Proceeds from note payable, net Payments of capital leases
   Other, net
         Net Cash Provided by Financing Activities                                     772,847       (182,058)
Net (decrease) increase in cash and cash equivalents
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period


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

NOTE 5-GOING CONCERN

      Included in the above noted net current liabilities amount at August 31, 2001, are estimated litigation damages of $1,228,718 (including interest) and $749,260 in delinquent federal payroll taxes (including penalties and interest). Additionally, the Company was in default on substantially all of its notes payable, long-term debt and capital lease agreements. No waivers have been obtained for the defaults. There are significant uncertainties surrounding the Company's ability to continue its operations and to satisfy its creditors on a timely basis

      While the Company is seeking additional sources of capital, including equity capital, there can be no assurance that the Company will be successful in accomplishing its objectives. Management has not developed any definitive plans for obtaining additional capital and restructuring operations. Disclosure of management's plans to do so is required to conform with generally accepted accounting principles. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                              RESULTS OF OPERATIONS

QUARTER ENDED AUGUST 31, 2001 VERSUS QUARTER ENDED AUGUST 31, 2000

      Revenues for the three months ended August 31, 2001 were $450,515 compared to $1,368,411 for the same period in 2000. The decrease in revenues can be attributed primarily to the significant flooding in Houston during June, 2001 which severely damaged key machining equipment, causing significant delay in the manufacturing of product.

      Cost of sales decreased in second quarter ended August 31, 2001 to $ 185,017 from $915,707 during the second quarter of 2000. Gross profit for the August 31, 2001 quarter was $265,498, compared to $452,704 for second quarter 2000.

      Operating expenses for second quarter 2001 were $241,244 or $152,195 below operating expenses for second quarter 2000 at $393,439. This decrease can be attributed primarily to the cost cutting efforts put into effect by management during the previous period.

      Interest and other expenses for second quarter ended August 31, 2001, was $121,946, as compared to $(611) interest and other expenses for the same period in 2000. This increase is due to the interest expense related to the litigation damages incurred in the last quarter of fiscal 2000. Net income for the second quarter 2001 was $146,201 or an improvement of $104,287 over the $41,914 for the same period last year.

                         LIQUIDITY AND CAPITAL RESOURCES

      The primary sources of the Company's liquidity for the three months ended August 31, 2001 was additional paid in capital of $ 772,847. These funds were used for working capital and current expenses for consultants for the public entity.

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

      There were no capital expenditures during the quarter ended August 31, 2001, nor are any planned or expected in the near term. Only upon a very significant improvement in the Company's financial position, will capital expenditures be considered, and then only after diligent consideration and within stringent guidelines.

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


                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 6, 2001           /s/ Larry S. Elliot
                                 -----------------------------------------------
                                 Larry S. Elliot, Chairman of the Board, Senior
                                 Vice President and Principal Accounting Officer