Form 10QSB
period 2001-11-30
AMERICAN ENERGY SERVICES INC
filed 2002-01-15
CIK 1068205

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2001

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of January 14, 2002 there were 19,841,646 shares of Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERICAN ENERGY SERVICES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                  November 30    February 28,
                                                                     2001           2001
                                                                  -----------    -----------
Current Assets:
           Cash and cash equivalents                              $  (108,049)   $     9,763
           Certificates of deposit                                      6,130           --
           Accounts receivable - trade, net of $79,493 reserves       678,469        165,760
           Accounts receivable - other                                 59,120           --
           Income tax receivable                                       12,524         12,524
           Prepaids and other                                          12,927        118,278
           Costs in excess of billings on uncompleted
                   contracts                                          548,879        955,100
           Inventories                                              1,994,111      2,012,056
           Notes recievable                                           465,300
                                                                  -----------    -----------

                   Total Current Assets                             3,669,411      3,273,481

Property, Plant and Equipment:
           Machinery and equipment                                  1,351,626      1,351,225
           Furniture and fixtures                                     313,025        327,541
           Vehicles                                                    83,423         83,423
           Buildings and Improvements                                 226,510        226,510
           Land                                                        76,894         76,894
           Other                                                      204,542        208,489
                                                                  -----------    -----------
                                                                    2,256,018      2,274,082
Less: accumulated depreciation                                     (1,090,181)    (1,013,180)
                                                                  -----------    -----------
                                                                    1,165,838      1,260,902

Trademarks, patents, and drawings                                   1,473,517      1,455,462
Less: accumulated amortization                                       (593,328)      (514,037)
                                                                  -----------    -----------
                                                                      880,188        941,425

Deferred tax asset                                                       --             --
                                                                  -----------    -----------


           Total Assets                                           $ 5,715,437    $ 5,475,808
                                                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                                              November 30,   February 28,
                                                                 2001           2001
                                                              -----------    -----------
Current Liabilities:
   Notes payable                                              $ 2,507,838    $ 2,589,885
   Current portion of long-term debt                            1,234,887      1,250,715
   Current portion of capital leases                               86,041        102,130
   Accounts payable and accrued expenses                          479,069      1,057,644
   Federal payroll taxes due                                      519,110        833,566
   Accrued interest                                               838,957        651,300
   Estimated litigation damages                                 1,270,275      1,204,083
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                             79,602        265,000
   Advances from officers                                            --             --
                                                              -----------    -----------
       Total Current Liabilities                                7,015,778      7,954,323
                                                              -----------    -----------

Stockholders' (Deficit) :
   Common stock - $.001 par value, 100,000,000 shares
     authorized; 17,463,655 and 15,460,717 shares
     issued and outstanding at November 30, 2001
     and February 28, 2001, respectively                           17,598         15,461
   Paid-in capital                                              6,644,291      4,648,380
   Accumulated other comprehensive loss
   Current year profit(loss)                                     (933,074)          --
   (Accumulated deficit)                                       (7,142,356)    (7,142,356)
                                                              -----------    -----------
       Total Stockholders' (Deficit) Equity                    (1,413,541)    (2,478,515)
                                                              -----------    -----------

       Total Liabilities and Stockholders' (Deficit) Equity   $ 5,602,237    $ 5,475,808
                                                              ===========    ===========

    The accompanying notes are an integral part of these financial statements

                         AMERICAN ENERGY SERVICES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended          Nine Months Ended
                                                    November 30,                November 30,
                                              ------------------------    ------------------------
                                                 2001          2000          2001          2000
                                              ----------    ----------    ----------    ----------
Net Sales                                      1,196,443     1,350,862     2,717,176     4,655,243

Cost of sales                                    637,767     1,233,583     2,087,730     3,594,433
                                              ----------    ----------    ----------    ----------

           Gross profit(loss)                    558,676       117,279       629,446     1,060,810

Operating expenses                               266,381       174,133     1,325,195       919,208
                                              ----------    ----------    ----------    ----------

           (loss) from operations                292,295       (56,854)     (695,749)      141,602

Other expenses (income):
           Interest, net                          73,741       (89,699)      289,958        10,877
           Other, net                              9,103        (3,508)      (53,870)       (9,051)
                                              ----------    ----------    ----------    ----------

                                                 209,451       (93,207)      236,087         1,826
                                              ----------    ----------    ----------    ----------

           Net profit (loss) before taxes        209,451        36,354      (931,836)      139,776

Income tax (expense) benefit                           0       (10,906)            0       (41,933)
                                              ----------    ----------    ----------    ----------

           Net profit (loss)                     209,451        25,448      (931,836)       97,843
                                              ==========    ==========    ==========    ==========

Basic and diluted (loss) per share                  0.03          0.00         (0.11)         0.01
                                              ==========    ==========    ==========    ==========

Basic weighted average shares outstanding
                                              ==========    ==========    ==========    ==========

Diluted weighted average shares outstanding    8,339,260     7,437,583     8,339,260     7,437,583
                                              ==========    ==========    ==========    ==========

                         AMERICAN ENERGY SERVICES, INC.
                         STATEMENT OF COMPREHENSIVE LOSS

                                    Three Months Ended     Nine Months Ended
                                       November 30,           November 30,
                                    -------------------   --------------------
                                      2001       2000       2001        2000
                                    --------   --------   --------    --------
Net profit (loss)                    209,451     25,448   (931,836)     97,843
Other comprehensive income (loss)       --         --         --          --
                                    --------   --------   --------    --------
Comprehensive profit (loss)          209,451     25,448   (931,836)     97,843
                                    ========   ========   ========    ========

   The accompanying notes are an integral part of these financial statements.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

             FOR THE QUARTER ENDED AUGUST 31, 2001 AND MAY 31, 2001

                                                                                                                 Total
                                           Capital Stock                 Paid-in         (Accum.             Stockholders'
                                             Shares           Amount     Capital         Deficit)           (Deficit)equity
                                             ------           ------     -------         --------           ---------------
Balance, February 28, 2001                 15,460,717         $15,461   $4,648,380      $ (7,142,356)        $ (2,478,515)
                                           ==========         =======   ==========      ============         ============

Common Stock Issued for:

  Cash                                        150,000             150        107,425              --              107,575
  Officers and directors                      250,000             250        195,000              --              195,250
  Accounts payable and                                                                            --
    accrued liabilities                       402,948             403        316,408              --              316,811
  Financial consultants                     1,200,000           1,200        573,800              --              575,000
  Replacement of Seahawk
     Shares                                   134,990             134          (134)              --                   --
Net Loss                                           --              --             --      (1,053,198)          (1,053,198)
                                           ----------         -------     ----------    ------------         ------------
Balance, May 31, 2001                      17,463,655         $17,598     $5,840,879    $ (8,195,555)        $ (2,337,078)
                                           ==========         =======     ==========    ============         ============

Common Stock Issued for:

  Cash
  Officers and directors                      990,000             990       $465,000
  Accounts payable and
    accrued liabilities                       552,034             553                                             465,000
  Financial consultants                       835,957             836        171,000                              171,000
  Replacement of Seahawk                                                                          --
          shares                                                              51,000              --               51,000
Net income (loss)                                                                            146,201              146,201

Balance, August 31, 2001                   19,841,646          19,926        687,000      (8,049,354)          (1,607,992)
                                           ==========          ======        =======     ===========          ===========

Common Stock Issued for:

  Cash
  Officers and directors
  Accounts payable and
    accrued liabilities
  Financial consultants
  Replacement of Seahawk
          shares
Net income (loss)                                                                            209,451              209,451

Balance, November30, 2001                  19,841,646          19,926        687,000      (7,839,903)          (1,390,451)
                                           ==========          ======        =======     ===========          ===========

    The accompanying notes are an integral part of these financial statements

                         AMERICAN ENERGY SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                             NINE MONTHS ENDED
                                                                             -----------------
                                                                         November 30,  November 30,
                                                                            2001          2000
                                                                         ----------    ----------
Cash Flows from Operating Activities:
   Net (loss)                                                               209,451        97,843
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Depreciation and amortization                                                        200,619
     Provision for bad debts
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                            12,809       561,006
       Decrease in other receivables                                                        2,176
       Decrease in income tax receivable
       Decrease in inventories
       Decrease in costs and estimated earnings in excess
         of billings on uncompleted contracts                                               2,434
       (Decrease) increase in accounts payable and accrued expenses          47,060      (778,330)
       Decrease in deferred taxes                                                        (625,150)
       (Increase) in prepaids and other                                       3,325      (418,349)
       (Decrease) increase in advances from officers
       (Increase) decrease in inventories
       Decrease in deferred tax asset
       (Increase) decrease in other assets/liabilities, net                               (40,823)

       (decrease) Increase in Federal payroll taxes due
       Increase in accrued interest payable
       Increase in estimated litigation damages
       Increase (decrease) in billings in excess of costs and
         estimated earnings on uncompleted contracts                                      530,934
       Net Cash Used by Operating Activities                                247,027      (467,640)

Cash Flows from Investing Activities:
   Retirement (Purchase) of property, plant and equipment                                 (56,528)
   Purchase of certificates of deposit
   Purchase of trademarks, patents and drawings                                          (180,000)
   Redemption (purchase) of certificate of deposit                                         (6,130)
     Net Cash Used in Investing Activities                                               (242,658)
Cash Flows from Financing Activities:
   Proceeds from sale of common stock
   Proceeds from the sale of warrant
   Proceeds from long-term obligations, net
   Payments of long-term obligations
   Payments of notes payable
   Proceeds from note payable, net
   Payments of capital leases
   Other, net
         Net Cash Provided by Financing Activities
Cash Flows from Financing Activities:
Capital contribution in excess of par                                                   1,376,091
Net increase (payments) on lines of credit
Net (payments) on long-term obligations                                       6,343      (390,155)

Net cash (used) provided by financing activities                              6,343       985,936
Prior year adjustment to retained earnings                                               (341,419)
Net (decrease) in cash and cash equivalents                                               (65,781)
Cash and cash equivalents at beginning of period                                           75,778

Cash and cash equivalents at end of period                                                  9,997

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

NOTE 5-GOING CONCERN

Of the above noted net current liabilities amount at November 30, 2001, it should be noted that the Company was in default on substantially all of its notes payable, long-term debt and capital lease agreements. No waivers have been obtained for the defaults. There are significant uncertainties surrounding the Company's ability to continue its operations and to satisfy its creditors on a timely basis

While the Company is seeking additional sources of capital, including equity capital, there can be no assurance that the Company will be successful in accomplishing its objectives. Disclosure of management's plans to do so is required to conform with generally accepted accounting principles. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                              RESULTS OF OPERATIONS

QUARTER ENDED NOVEMBER 30, 2001 VERSUS QUARTER ENDED NOVEMBER 30, 2000

         Revenues for the three months November 30, 2001 were $1,196,443 compared to $1,350,862 for the same period in 2000.

         Cost of sales decreased in the third quarter ended November 30, 2001 to $ 637,767 from $1,233,583 during the third quarter of 2000. Gross profit for the November 30, 2001 quarter was $558,676, compared to $117,279 for second quarter 2000.

         Operating expenses for the third quarter 2001 were $266,381 or $92,248 above operating expenses for the third quarter 2000 at $174,133.

         Interest and other expenses for the third quarter ended November 30, 2001, was $82,844, as compared to $(93,207) interest and other expenses for the same period in 2000. Net income for the third quarter 2001 was $209,451 or an improvement of $184,003 over the $25,448 for the same period last year.



                         LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of the Company's liquidity for the three months ended November 30, 2001 was accounts receivable. These funds were used for working capital and current expenses.

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

         There were no capital expenditures during the quarter ended November 30, 2001, nor are any planned or expected in the near term. Only upon a very significant improvement in the Company's financial position, will capital expenditures be considered, and then only after diligent consideration and within stringent guidelines.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         AES is involved in various legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amounts of ultimate liability, if any, with respect to these actions may materially affect the financial position or future results of operations of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  None

         b)       Reports of Form 8-K

                  None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: JANUARY 14, 2002              /s/ LARRY S. ELLIOT
                                 -----------------------------------------------
                                 LARRY S. ELLIOT, CHAIRMAN OF THE BOARD, SENIOR VICE PRESIDENT AND PRINCIPAL ACCOUNTING OFFICER