Form 10KSB
period 2002-02-28
AMERICAN ENERGY SERVICES INC
filed 2002-07-25
CIK 1068205

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended February 28, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number 0-24819

                         AMERICAN ENERGY SERVICES, INC.

                    TEXAS                               76-0279288
     -----------------------------------       ---------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

                        7224 LAWNDALE, HOUSTON, TX 77012
                    (Address of principal executive offices)

                                  713-928-5311
                           (Issuer's telephone number)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed bySection 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure  of  delinquent  filers in response to
     Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Our revenues for the most recent fiscal year is $3,272,938.

     At February 28, 2002, the Common Stock, $.001 par value, there is a total of 20,461,656 restricted shares and non-restricted shares of common stock outstanding held by 1,116 shares holders. The aggregate market value of the voting and non-voting common equity held by non-affiliates is $1,074,401 as of July 18, 2002.


     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    P A R T I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         American Energy Services, Inc., a Texas corporation, was founded and incorporated in 1987 ("Old AES"). We began active operations in 1989 after acquiring certain operating assets of two other valve manufacturing and re-manufacturing businesses, CGM Valve, Inc. ("CGM") and American Energy Valves, Inc. ("AEV"). Our current directors, Pat Elliott, Larry Elliott, Sid McCarra, Mark Elliott and Cary McCarra, were previously associated with CGM and AEV.

         Seahawk Overseas Exploration Corporation, a California corporation ("Seahawk") was formed in November 1988 to conduct the international operations of Seahawk Oil International Corporation ("SOIC"). In January 1989, in conjunction with a planned sale of certain domestic producing oil properties by SOIC, the shares of stock of Seahawk were distributed to the shareholders of SOIC, who number over 3000. Seahawk continued operations with little or no success up until the time of the merger with Old AES, a Texas corporation. In January 1996, Old AES was merged with and into Seahawk pursuant to an Agreement and Plan of Merger by and between Old AES and Seahawk. In accordance with the terms of the merger, (i) Seahawk became the surviving entity although its name was changed to "American Energy Services, Inc." and (ii) shares of Seahawk stock were issued to the seven stockholders of Old AES. In February 1996, a new corporation was formed under the name American Energy Services, Inc., a Texas corporation ("New AES"). Subsequent to the formation of New AES, Seahawk merged with and into New AES to maintain the historic domicile of Old AES in Texas and to retain the historical business name. In addition, the merger was intended to provide us with a legal entity which could enter the public domain and ultimately, provide potential capital through the sale of registered securities. The effect of this merger has been that we were able to acquire approximately 1,500 shareholders formerly owning shares of Seahawk stock.

PRODUCTS AND SERVICES

         We are engaged in providing products and services worldwide to processing manufacturers, energy companies and engineering/construction contractors. Principal end-user markets include domestic and international producers, transporters and refiners of oil and natural gas, as well as the petrochemical, processing and power generation industries. We design, manufacture, market and service standard and specialty valves of varying sizes and pressures that are used to regulate the movement of liquids, gases, and solid materials.

         We utilize both company owned and operated manufacturing facilities and contractually licensed manufacturing subcontractors that are audited for quality to produce the full line of our standard and engineered valves.

         For much of our standard product manufacturing requirements, we rely on a network of selected subcontractors, all of which are audited and licensed under internationally recognized quality programs, including ISO 9000 and API Q1. The use of these subcontractors allow us to reduce our fixed costs by minimizing our investment in plant and equipment. In addition, by maintaining manufacturing relations and capabilities internationally, we have been able to attract additional customers worldwide.

         In addition, we design, engineer and manufacture various valves at our Houston plant. The facility has full scale manufacturing capabilities, including large turning and machine centers, heavy-duty cranes, and full welding capabilities. We also house a fully equipped engineering department with computer-aided design system capabilities and metallurgical equipment to determine American Society of Testing Materials specified requirements.

         We manufacture valves to the following qualifications: American Petroleum Institute ("API") 6D, API 6A, API 599, API 600, and API 602. We are a licensed API monogram holder under specifications 6D, 6A and Q1 and its Quality Assurance Manual is ISO 9000 approved. Steps involved with the design and manufacture of our valves include (i) consultation with the customer's project coordinators, (ii) general design work and detailed engineering, (iii) fabrication and assembly and (iv) final installation.

         Our sales personnel and independent marketing representatives, or agents, initiate sales calls and coordinate bid proposals with our quotation specialists. The quotation specialists produce proposals that identify preliminary design and cost estimates for a type of valve to be utilized for a specific application. Our marketing management must also determine whether there is a sufficient amount of working capital available to generate revenue.

         The initial design efforts for our valves involve significant communication and coordination with the customer in order to identify and agree on valve specifications. For custom-engineered valve projects, design concepts are tested against established empirical data and previously manufactured valve designs. We maintain a source library of valve designs from which to choose and our CAD capabilities provide readily available and accessible design parameters. When an order requires standard valve designs, our engineering and quality assurance personnel verify that our "off the shelf" designs comply with the required specifications. Once the valve application has been clearly defined, our engineers formulate a design for the manufactured valve. Project engineers perform complete engineering services, including mechanical schematics, layouts and drawings. Process and electrical control systems can also be integrated into the design.

         The manufacturing process involves fabrication and assembly of component parts to meet specific valve designs and specifications. We produce machined assemblies from raw castings and forgings or sourced machined assemblies from subcontractors, which are inspected fully for material and tolerance compliance. The assembly groups are then put together as a complete valve, and function and operation tests are performed. Testing involves configuring testing procedures and changing the equipment before each test in order to ensure that the valves meet the particular project's needs and requirements. We believe that our testing of valve integrity is the basis for providing performance and quality guarantees and total concept capability. After testing is completed, the valves are prepared for shipment.

         Because the manufacturing process can take from several weeks to several months, customers frequently request partial shipment of finished products and components. We generally invoice customers as deliveries are made. Receivables represent billings on delivered products or milestone achievements. Revenue is recognized utilizing the percentage-of-completion method.

         Since 1993, we have developed (i) a full line of refinery and process gate, globe, swing check, and ball valves of varying sizes, (ii) a line of specialty valve products, designed and manufactured to meet a client's particular valve application requirements and (iii) and other products, including lubricated plug valves, rotary control valves, linear control valves, geothermal through conduit gate valves and pressure seal valves. We also offer trunnion mounted ball valves, and reduced or full bore floating ball valves, in virtually any metallurgy required.

         We also design and manufacture specialty valves, such as high pressure three-way ball valves for high temperature switching service, metal-seated ball valves for various services including abrasives, three-way piggable "Y" pattern ball valves for dock-loading applications, rapid shutoff high pressure flood valves for NASA launch pad facilities, rotary control valves for quiet operations for the Submarine Division of the U.S. Navy, and cyrogenic valves for service to minus 150 degrees Celsius.

MEXICO AND ALASKA

         We have implemented a plan that management believes will flatten the cyclical curve of the oil & gas industry. Consequently, we have directed our attention and efforts to two major geographical areas to facilitate, as much as possible, receipt of revenues from these areas.

         Mexico, in particular has evolved into a strong market for us. Many of our personnel, including management, speak Spanish, and the 25 year history of good relations and market proximity have been expanded to a broader penetration into the service sector which management believes will augment product sales. We have signed a significant representation agreement with Green Oasis Environmental, Inc. that management believes will augment revenues with both commissions for new product and services sales, but more importantly grant AES the right of first refusal for core product from AES and its acquired companies, to be supplied to all represented companies. To date, we have contracts with:

         a) Green Oasis Environment, a multipurpose state of the art, modular refinery company. The refinery accomplishes two significant goals: 1) consume dirty contaminated waste oil of which Mexico produces some 5 million barrels per year; 2) transform this environmental hazard into much needed diesel, jet fuel and heating oil. We have negotiated a right of first refusal to sell the approximately $1 million of hard metal goods to construct each patented plant. As of February 28, 2002,

               AES/Green Oasis had signed a contract with Parador del So, S.A. de C.V., to build a Green Oasis Plant Enviroeconomics TM System Model 1000 in Mexico. This contract is subject to Parador del So, S.A. de C.V. obtaining (Overseas Private Investment Corporation) ("OPIC") financing. The contract value is approximately $4.5 million

         b) We are close to completing a joint venture alliance with Arctic Slope Regional Corp (ASRC) , a company that generates approximately $1 billion in annual revenues. ASRC is an integrated oil and gas service, and refining company. We have opened our office on July 18, 2001 in Anchorage, located in the Natchiq Headquarters in Alaska. The catalyst for the association between ASRC and AES is a patented valve design "Tractrix" that had been 95% developed over 6 years by ASRC and which needs a market driven company to bring it to its place in the industry. We are currently in negotiations with Idaho National Engineering and Environmental Laboratory (INEEL) to enter into a license agreement, which will allow AES to market and sell the "Tractrix" valve. However, there can be no assurance that an agreement will be entered into.

QUALITY CONTROL

         Our comprehensive quality control program is designed to ensure that valves we manufacture, as well as components purchased from outside manufacturers, meet our standards of quality. Our quality control program includes inspections at all stages of the design and manufacturing process. All purchased components and products assembled by subcontractors are also inspected to ensure that they perform properly. Thus far our management has been satisfied with the quality and reliability of products assembled by subcontractors.
However, there can be no assurance that such products will always perform properly. The performance failure of a product could have a material adverse effect on our business, operating results, and financial condition. During fiscal 2002, the International Chamber of Commerce found that 40 valves out of 2500 manufactured by AES for Techint-Cotecol in Colombia were not in compliance with the testing requirements. Techint-Cotecol replaced the units in question. (See LEGAL PROCEEDINGS on page 8 for an explanation of our dispute with Techint-Cotecol).

         During our fiscal year ended 2002, we experienced one major order cancellation by Genesis Corp., a representative of a Taiwan Plastics Corp., a major petrochemical provider. The cancellation contained a 100% payment clause for cancellations agreed to and signed by the parties. We are vigorously pursuing payment of this due and payable receivable.

         Since 1989, we have manufactured over 74,000 valve units. Less than one-fourth of one percent of these units have required any type of field service or plant refitting. We are licensed under internationally recognized quality programs, including API Specifications 6D, 6A and Q1 and its Quality Assurance Manual is ISO 9000 approved. Additionally, AES has been a member of several standardization societies including the (American Petroleum Institute) ("API") and the (American Society for Testing and Materials) ("ASTM"), among others.

SUPPLIERS AND SUBCONTRACTORS

         We purchase nearly all castings, forgings, and certain finished or semi-finished components used in our products from domestic and international suppliers, including foundries and forging companies, bolt distributors and soft good distributors. We perform most of the finished machining for our engineered products. We also assemble valve components, and performs pressure testing and final preparation of the finished product. We maintain an approved vendor list of sub-suppliers and sub-assemblies for the final manufacture of equipment by us for our clients. Over the past ten years we have developed a working relationship with a substantial number of suppliers and sub-vendors. Management believes that these approved vendors provide adequate availability of alternative sources of quality supplies for use by us. However, we have not entered into any agreements or contracts with any of these sub-vendors except for the placement of specific purchase orders related to our course of business. We source our sub-vendors on a continuing, as needed basis. Terms of sale between us and the sub-vendors are generally either C.O.D. or under an irrevocable letter of credit payment.

CUSTOMERS

         Our customers include manufacturers, energy companies, domestic and international oil and gas producers, transmission and refining segments of the energy industry, and the petrochemical processing and power generation industries. End-users of our products consist of a broad range of industrial, commercial and utility companies. Our customer base is comprised of 300 accounts with over 125 considered active. We market and sell a vast majority of our products internationally while marketing domestically through distribution. Over the last ten years, we have placed in service approximately $90 million dollars worth of valve products.

         We seek to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. During our fiscal year ended February 2002, Galcor Del Norte represented 13% of our gross revenues. Due to the nature of our operations, it is anticipated that significant portions of future revenues may continue to be attributable to a few customers, although it is likely that the identity of such customers will change from period to period. Because of our range of gate, globe, check and ball valves and the variety of applications available to the valves sold by us, we maintain a broad customer base within the various industries it serves.

         Our products are used by a variety of segments of the general industries indicated below:

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

MARKETING AND DISTRIBUTION

         Domestic. Our domestic (United States, Canada and Mexico) marketing network consists of a primary distribution relationship with general supply companies and specialty valve distributors. Presently, our distribution activities are in the initial stages of growth. As of February 28, 2002, our distribution backlog was less than $250,000.

         International. We market our valve products internationally through a network of independent manufacturer's representative firms or agents located in every major oil and gas producing and/or consuming country in the world. We maintain relationships with international customers by regularly sending our international marketing personnel to foreign countries to discuss local market conditions, to conduct technical presentations to potential buyers and to participate in point of sale commercial negotiations during major bid activities. Both domestic and international engineered product sales involve our technical sales personnel and valve engineering consultants. Our quotation specialists act as liaisons between customers and our design and engineering group by responding to customer requests for proposals regarding the cost of a certain quantity of valves that meet specific design and capability criteria.

         Our international markets are divided among the following areas:

         1.   Western Hemisphere:   Mexico, Venezuela, Argentina, Colombia,
                                    Peru, Ecuador, Brazil

         2.   Europe:               North Sea, Continental Europe, United
                                    Kingdom, Russia

         3.   Africa:               Nigeria, Algeria, Offshore West Africa,
                                    South Africa

         4.   Middle East:          Turkey, Syria, Saudi Arabia, Kuwait, U.A.E.,
                                    Egypt, Qatar

         5.   Sub-Continent:        India, Pakistan, Bangladesh

         6.   Pacific Rim:          Singapore, Malaysia, Indonesia, Japan,
                                    Korea, Thailand

         7.   China:                Mainland China, Hong Kong, Taiwan

         For the fiscal year ended February 2002, our sales of $3,272,938 was represented by sales of $1,739,869.78 in the United States and $1,288,520 in Mexico. Aggregate sales to all other areas totaled $244,548.

         The market and demand for our valves have grown rapidly recently, primarily as a result of the resurgence of the industries to which we market our products. The international energy, chemical, and petrochemical industries, as well as domestic refining and pipeline markets have experienced rapid growth. In response to such growth, we have opened regional or country offices staffed by marketing personnel familiar with the local market and technically well versed in valve product applications. We employ support personnel in Beijing, China, Seoul Korea, and Calgary, Canada.

         Our prospects for depend to a large extent upon the economic condition of the industries to which we market our products. Should these industries experience an economic downturn, there may be a significant reduction in the demand for our products. Many of our competitors are significantly larger than us and have substantially greater financial and other resources at their disposal. No assurance, therefore, can be given as to our ability to compete effectively in the industries we serve should these industries experience an economic downturn.

         In addition to direct marketing by independent and our marketing representatives, we market our products and services through catalogues and brochures. We also advertise and attend major trade shows and conventions worldwide.

COMPETITION AND INDUSTRY

         The valve manufacturing industry is highly competitive. Our principal competitors have more extensive and diversified operations and also have financial, operating and other resources substantially in excess of those available to us.

         We have been able to successfully compete because minimal overhead and fixed manufacturing costs have allowed us to bid on and complete projects at lower prices than our competitors. Many other large traditionally structured valve manufacturers have a substantial capital investment in domestic plant and equipment along with continuing monthly maintenance and production expenses. In contrast, we have structured a flexible custom manufacturing, assembly, testing, and quality verification plant in Houston, Texas that is staffed by a core group of experienced, quality-oriented valve experts. Our specialized facility is supported and complemented by both domestic and international quality conscious valve manufacturing subcontractors that are selectively utilized on a when needed basis - only as project quality and budget requirements dictate. By outsourcing our manufacturing requirements, not only have we been able to minimize fixed costs, but we have also established a large network of subcontractors strategically located throughout the world that can provide annual valve manufacturing capacity exceeding $100 million.

         We compete against numerous valve manufacturers. Several of our competitors are more established in the industry and have substantially greater manufacturing, marketing and financial resources than us. However, we plan to remain competitive by continuing to maintain strict quality standards, respond flexibly and responsibly to customer needs, and deliver high quality products on a reliable basis and at competitive prices.

         Some of our competitors include large, well-established US-based valve manufacturers with revenues in excess of $200 million, including Cooper Industries, Crane Valve Company and Zidell Corporation, among others. These large domestic-based producers, which are established domestically and internationally, are able to protect their market territories by target pricing, approval protection, and local relations. Further, their large amount of capital and reserves allow them to survive difficult economic downturns. Another group of competitors includes divisional or stand-alone US valve manufacturers with revenues between $20 million and $100 million, including TK Valve and Tom Wheatley Valve Corporation, both of which are divisions of Dresser Industries, Inc.

         We also compete with several international competitors located in various parts of Europe, North and South America and Asia. One group of international valve manufacturers with which we compete, including Kitz, Grove-Italia and PBV, are recognized, well established, international valve manufacturers with revenues between $10 million and $1 billion. We also compete with various low cost producers located in Eastern Europe, India and China.

BACKLOG

         Our total backlog of valve manufacturing contracts as of July 1, 2002 was approximately $1,725,000 (including aforementioned distribution backlog). Approximately 90% of our present backlog of contracts are at least partially secured for payment by irrevocable letters of credit, milestones, progress payments, or wire transfer of funds at time of shipment. Certain of our contracts include a "cancellation for convenience" section, which provides us with recovery of costs incurred to date of cancellation and related profits. As such, there can be no assurance that the amount of backlog ultimately will be realized.

INDUSTRY OUTLOOK

         o Oil and Gas Production, Transmission and Refining. Both domestic and international production, transmission and refining markets demand high quality, reliable and long-lasting products for their facilities. The domestic valve market has historically been dominated by brand name products; however, given the economics of domestic deregulation coupled with international end-user acceptance of low-bid, technically capable valve products, the international marketplace is expected to provide quality conscious, low-priced valve manufacturers with many opportunities.

         o Petrochemical, Chemical and Processing. Over the last few years, we have experienced an increasing demand from the international petrochemical and refinery industries for our products. Our current positive outlook is directly impacted by the new construction projects regularly announced by the worldwide chemical and petrochemical industries.

         o Power Generation and Other. The power generation, textile, pulp and paper, food, and mineral processing industries have historically comprised a modest amount of our revenues and business development efforts. However, we intend to devote a greater amount of its marketing and business development efforts to these industries.

TRADEMARKS AND PROPRIETARY RIGHTS

         We own 100% of the Full Port Cartridge Loaded Forged Check Valve design which has been patented with the United States Patent and Trademark Office (US Patent No. 5,522,423). We are also in the process of developing several other products which we intend to apply for patents, including a Prescription Compact Thru-Conduit Terminal Gate Valve and a Three-Port Terminal Switch Valve. We have also registered the names AEV, AES, and AES Accuseal 500 with the United States Patent and Trademark Office. The company also is licensed to produce the TracTrix TM Plug Valve.

RESEARCH AND DEVELOPMENT

         We currently conduct regular research and development activities involving the engineering and design of valve products. During the fiscal years ended February 28, 2002, 2001, and 2000, approximately $180,000, $225,000 and
$226,000, respectively, was expended in connection with such activities. Management anticipates that research and development costs as a percentage of sales will not increase materially from current levels.

ENVIRONMENTAL COMPLIANCE

         Our operations are subject to a variety of federal, state and local laws and regulations, including laws and regulations relating to the protection of the environment. We are required to expend financial and managerial resources to comply with such laws and related permit requirements in our operations and we anticipate that we will continue to do so in the future. Although such expenditures historically have not been material to us, the fact that such laws or regulations are changed frequently makes it impossible for us to predict the cost or impact of such laws and regulations on our future operations. Modification of existing laws or regulations or the adoption of new laws or regulations affecting our operations could adversely affect us. We believe that we currently are in material compliance with all such applicable laws and regulations.

EMPLOYEES

         At February 28, 2002, we employed 40 persons. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

ITEM 2.  PROPERTIES

         Our principal offices and manufacturing facilities utilized and owned by us are located in Houston, TX. The book value of these facilities amount to less than ten percent (10%) of our total assets. We believe that our manufacturing facilities will be suitable and adequate to meet production demands of the near future.

         It should be noted that Metro Bank has a security interest in both of our principle offices and manufacturing facility in Houston , TX. We are currently in default on our four loans at Metro Bank since September 1999. To date, there has been no threatened foreclosure action by Metro Bank.

ITEM 3.  LEGAL PROCEEDINGS

            In May 2001, Techint-Cotecol was awarded a judgment against us confirming a binding arbitration award from the International Chamber of Commerce in the amount of $1,204,000, including interest at a rate of 9% per annum, from December 16, 1999. We have made provisions for this award in our financial statements for year ending February 28, 2001. Our management is vigorously seeking settlement with the plaintiff, and feels confident a settlement favorable to us will be reached.

         In December 2001 we filed suit against Apache Corporation et al, in the 189th Judicial District Court of Harris County Texas. We are claiming that torturous interference and negligence by Apache Corporation and certain of its employees related to detrimental activities by Apache personnel against us and certain of our employees. We are seeking yet, undetermined damages. This case is in early development with no trial setting as of July 1, 2002.

         In September 2001, AVSCO Houston, Inc. filed suit against us in the 281st Judicial District Court of Harris County, Texas. AVSCO Houston alleges breach of contract by us relating to a $250,000 valve contract placed by AVSCO with us. Our management believes that we will successfully defend this lawsuit and has requested our counsel to seek frivolous suit sanctions against the plaintiff and its law firm. This suit is in the early stages of development, and there has been no trial setting as of July 1, 2002.

         In October 2001, Eastern Trading Ltd. filed suit against us and Mike Bricker, an employee of our company, in the 129th Judicial District Court of Harris County Texas. Eastern Trading Ltd of the United Arab Emirates, alleges breach of contract and commercial fraud by us in fulfilling an Eastern Trading contract. Our management believes that we will successfully defend this lawsuit and we are contemplating filing charges, involving payment by insufficient check issued to us by Eastern Trading Ltd. This case is in the very early stages of development and there has been no trial setting as of July 1, 2002.

         We filed suit against STL Capital Partner LLC et al in May 2002, in the District Court of Harris County Texas. We are claiming breach of contract by STL Partners LLC et al, with regards to an unfulfilled investment contract between STL and AES. AES has proposed damages in excess of $250,000. This case is under settlement negotiations. As of July 1, 2002 a Memorandum of Understanding resolving all issues between the parties was under review.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters during the fiscal quarter ended February 28, 2002 that were submitted to a vote of security holders.

                                   P A R T II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

            The table below shows the high and low bid prices as reported by the OTCBB during each of the calendar quarters identified below. We trade under the symbol "AEYS." Trading commenced on May 26, 2000. These bid prices were obtained from the National Quotation Bureau, and do not necessarily reflect actual transaction, retail markups, markdowns or commissions. Based on the very limited public float and trading in our common stock, we believe that such data is anecdotal, and may bear no relation to the true value of our common stock, or the range of prices that would prevail in a liquid market.

Quarter Ended:                    High Bid:             Low Bid

March 31, 2000                    Securities Not Listed
September 30, 2000                $1.37                 $.625
June 30, 2000                     $1.375                $.50
December 31, 2000                 $1.4062               $.4062

March 31, 2001                    $1.375                $.5312
June 30, 2001                     $ .750                $.160
September 30, 2001                $ .470                $.160
December 31. 2001                 $ .200                $.060

March 31, 2002                    $ .190                $.070
June 30, 2002                     $ .470                $.070


RECENT SALES OF UNREGISTERED SECURITIES

         On September 7, 2000, we issued 170,000 shares of common stock to Stroos USA Inc. as compensation for services rendered valued at $142,156 in reliance upon an exemption pursuant to Section 4(2) of the Act.

         On November 8, 2000, we issued 330,000 shares of common stock to BDM Financial as compensation for services rendered valued at $330,000 in reliance upon an exemption pursuant to Section 4(2) of the Act.

         On November 20, 2000, we issued 75,000 shares of common stock to David Bromberg as compensation for services rendered valued at $75,000 in reliance upon an exemption pursuant to Section 4(2) of the Act.

         On November 27, 2000, we issued 150,000 shares of common stock to Evelyn Elliot as compensation for services rendered valued at $100,000 in reliance upon an exemption pursuant to Section 4(2) of the Act.

         On November 29, 2000, we issued 25,000 shares of common stock to Fuqua Family Limited Partnership as compensation for services rendered valued at $25,000 in reliance upon an exemption pursuant to Section 4(2) of the Act.

         On December 15, 2000, we issued 6,000 shares of common stock each to James Shu and John Gladney as compensation for services rendered valued at $6,000 in reliance upon an exemption pursuant to Section 4(2) of the Act. Also on December 15, 2000, we issued 12,000 shares of common stock to Zenghua He as compensation for services rendered valued at $12,000.

         On December 21, 2000, we issued 448,414 shares of common stock to NI Energy Development, Inc. as compensation for services rendered valued at $300,437 in reliance upon an exemption pursuant to Section 4(2) of the Act.

         On December 27, 2000, we issued 39,000 shares of common stock to Dunn's Valve Tester's, Inc. as compensation for services rendered valued at $20,000 in reliance upon an exemption pursuant to Section 4(2) of the Act.

         On January 10, 2001, we issued 85,000 shares of common stock to Southern California Valve Maintenance as compensation for services rendered valued at $85,000 in reliance on an exemption pursuant to Section 4(2) of the Act. Also on January 10, 2001, we issued 5,000 shares of common stock to Donald Bullard as compensation for services rendered valued at $5,000 in reliance on an exemption pursuant to Section 4(2) of the Act. In addition, on January 10, 2001, we issued 25,000 shares of common stock to Fuqua & Keim, LLP as compensation for services rendered valued at $25,000 in reliance upon an exemption pursuant to
Section 4(2) of the Act.

         On February 15, 2001, we issued 10,700 shares of common stock to TNT Pipe & Valve, Inc. as compensation for services rendered valued at $10,500 in reliance upon an exemption pursuant to Section 4(2) of the Act.

         In March of 2001, we issued 550,050 shares of common stock to STL Capital Management as compensation for services rendered valued at $429,699 in reliance upon an exemption pursuant to Section 4(2) of the Act.

         From March to May of 2001, pursuant to Rule 506, we offered to certain accredited investors, pursuant to a Securities Purchase Agreement, units (the "Units"), for a purchase price of $1,000 per Unit, each unit consisting of a 6% Convertible Promissory Note (the "Note") in the original principal amount of $1,000 and 500 warrants (the "Warrants") to purchase one share of our common stock. The Securities Purchase Agreement was executed in reliance upon the exemption provided by Section 4(2) and Regulation D, Rule 506. The Note is payable within five years with interest accruing at a rate of 6% per annum payable in cash or in common stock on a bi-annual basis. The Note may also be converted into shares of our common stock at a conversion price equal to 70% of the average market price of the common stock for the five trading days prior to conversion of the Note. The Units also consisted of five hundred (500) Warrants to purchase one (1) share of common stock, totaling 500 shares per Unit, at a price equal to equal to the lower of $1.75 or the average market price of our common stock for the ten (10) trading days immediately following the effective date of a registration statement, but in any case not less than $.50. We are currently in disagreement with STL Capital Partners LLC and the other investors in these Units. We have filed suit against STL Capital Partners LLC and the other investors and consequently these investors cannot currently convert the Notes or exercise the Warrants. (See LEGAL PROCEEDINGS on page 8.)

         In March of 2001, we issued 160,000 shares of common stock to Fuqua & Keim, LLP as compensation for services rendered valued at $39,050 in reliance upon an exemption pursuant to Section 4(2) of the Act.

         In April of 2001, we issued 75,000 shares of common stock to First York Partners, Inc. as compensation for services rendered valued at $50,000 in reliance upon an exemption pursuant to Section 4(2) of the Act.

         In April and May of 2001, we issued an aggregate of 246,000 shares of common stock to BDM Financial as compensation for services rendered for an aggregate value of $165,820 in reliance upon an exemption pursuant to Section 4(2) of the Act.

         In May of 2001, we issued 106,948 shares of common stock to Richard Spradling as compensation for services rendered valued at $69,516 in reliance upon an exemption pursuant to Section 4(2) of the Act.

         In July of 2001, we issued 585,957 shares of common stock to William H. Murphy and Co. as a note payable valued at $51,000 in reliance upon an exemption pursuant to Section 4(2) of the Act.

         In October of 2001, we issued 431,034 shares of common stock to DHV Industries, Inc. as settlement payment related to a lawsuit. These shares were valued at $125,000 and were issued in reliance upon an exemption pursuant to
Section 4(2) of the Act.

         Also in October of 2001, we issued 16,000 and 30,000 shares of our common stock to Kochman & Piper and Keith Donati respectively as compensation for services rendered valued at $13,192 and $6,000 respectively in reliance upon an exemption pursuant to Section 4(2) of the Act.

         In August and December of 2001, we issued an aggregate of 500,000 shares of common stock to Fuqua & Keim, LLP as compensation for services rendered for an aggregate value of $92,500 in reliance upon an exemption pursuant to Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

         This material contains "forward-looking" statements as defined in the Securities and Exchange Acts of 1933 and 1934 that could involve substantial risk and uncertainties. When expressions include words such as "anticipate", "believe", "estimate", "intend", "expect", "plan" and when similar expressions are used, they are intended to identify the statements as forward-looking. We rely on a variety of internal and external information to develop such statements. Due to the inherent limitations in that development process and the relatively volatile nature of the industry in which we operate, actual results, performance and achievements may differ materially from results suggested by these forward-looking statements.

                              RESULTS OF OPERATIONS

FISCAL YEAR ENDED FEBRUARY 28, 2002 VERSUS FISCAL YEAR ENDED FEBRUARY 29, 2001

         Net sales for our fiscal year ended February 28, 2002 decreased by $85,738 to $3,272,938 compared to $3,358,676 for the fiscal year ended February 28, 2001.

         Cost of sales in fiscal 2002 decreased by $1,594,356 or 34% lower than fiscal 2001 to $3,064,042. The Gross profit (loss) for fiscal 2002 was 208,896, or a $1,508,618 improvement over the loss of $1,299,702 for fiscal year 2001. This gross profit reflects an increase in our basic valve manufacturing business during fiscal 2002

         Operating expenses in fiscal 2002 also decreased from $4,799,584 in fiscal 2001 to $2,299,441 for fiscal 2002. This decrease, outside of expenses related to litigation, can be attributed to aggressive cost control initiated us. In addition, cost reductions included re-negotiations of all utilities (telephone, water, gas, etc...) , a 20% reduction in the salaries of our officers, and a more efficient management of production personnel over time pay.

         Other income for fiscal 2002 decreased by $204,417 over other income in fiscal 2001 largely due to other income increase attributed to the settlement of certain liabilities at amounts lower than recorded in previous years.

         Net income (loss) for fiscal year 2002 was ($2,235,642), or an improvement of $4,213,178 from a net income (loss) of ($6,448,820) for fiscal year 2001. This 65% decrease in net (loss) is contributed to increased sales and margins in our core manufacturing business in fiscal 2002, as well as reduced expenditures, both in operations and public company expenses during fiscal 2002. This gross profit reflects the return by us to our core business of valve manufacturing during fiscal 2002.

         The net loss in fiscal 2002 resulted in basic and diluted losses per share of ($0.12) for fiscal 2002, as compared with ($0.83) loss per share for fiscal 2001

IMPACT OF INFLATION

         An effect of inflation is to increase the prices of labor and raw materials used to manufacture our products, which may require periodic increases in the prices for the products to maintain gross profit margins. Management does not consider us to have any unique difficulty in managing the effects of inflation, if any, on our business.

GOING CONCERN

         The accompanying Financial Statements have been prepared assuming we will continue as a going concern. We receive the majority of our revenues from customers in the energy industry, which experienced a significant downturn in 1998 that continued throughout 1999. Industry conditions improved in 2000 and 2001, however our customer base has not to date increased project expenditure levels to those existing in the first half of 1998. Demand for our products and services are impacted by the number and size of projects available as changes in oil and gas exploration and production activities change the respective customers' forecasts and budgets. These fluctuations have a significant effect on our cash flows.

         Oil and gas prices have improved significantly since the downturn in 1998. While these price improvements have brought the company increases in the frequency of inquires and subsequent orders, we have not yet benefited to a meaningful degree from an increase in the volume of valve projects.
Consequently, our financial performance has been subject to significant fluctuations.

         As a result of the downturn in the oil and gas industry over the last two years and the resultant negative effect on our financial position, our management initiated actions in 2001/2002 which included among others, (a) downsizing personnel, (b) attempting to improve its working capital by, among other things, restructuring our debt, (c) retargeting our marketing efforts and,
(d) consolidating administrative functions to ensure that our resources are deployed in a more profitable manner. Our efforts to restructure our operations commenced in the first quarter of 2000 and continued through 2002. However, the results of these efforts were not sufficient to prevent significant operating losses or provide sufficient levels of operating capital.

         Our impaired liquidity position has resulted in the inability to pay certain vendors in a timely manner. In spite of this, none of our creditors to date have threatened to file a bankruptcy petition. Our lack of liquidity has hampered our ability to hire sub-contractors, obtain materials and supplies, and conduct operations in an effective or efficient manner. Moreover, throughout most of fiscal 2001 and 2002, we were in default with virtually all our debt agreements. To alleviate our liquidity problems and to improve our overall capital structure, we initiated a program to restructure our debt and equity positions. The program involved a series of steps designed to raise new funds, restructure our debt and increase our shareholders' equity. This will primarily be accomplished by our the efforts of our consultant Roy Hill as discussed further below.

         We have been in default on four loans at Metro Bank since September 1999 totaling $3.3 million in principal and approximately $900,000 in interest expense. To date there has been no threatened foreclosure action by the bank. We are in negotiation with Metro Bank to restructure this debt. The proposed restructured debt is expected to provide an additional $250,000 working capital for the company and will place the debt under more favorable terms. If the debt is successfully restructured it will allow us to reduce our interest expense and increase the term of the note to 17 years. However, there can be no assurance we will be able to restructure this debt with Metro Bank.

         We engaged in a private offering through March to May of 2001 pursuant to rule 506. A Securities Purchase Agreement with certain investors to purchase units (the "Units"), for a purchase price of $1,000 per Unit, each unit consisting of 6% Convertible Promissory Note (the "Note") in the original principal amount of $1,000 and 500 warrants (the "Warrants") to purchase one share of common stock. Upon conversion of the Notes, the investors can purchase a number of shares, without limitation, based upon a thirty (30%) percent discount from the average market price of our common stock for the five trading days prior to the conversion. The agreements do not contain a trading price below which the investor is not permitted to convert the Note. As a result, the number of shares that these investors are entitled to receive upon conversion will increase as our stock price decreases. Therefore, these investors have an incentive to engage in short selling activities aimed at driving down the price of our common stock. We are currently in a dispute with STL Capital Partners LLP and the other investors in this offering. We have filed a lawsuit against STL Capital Partners LLP and the other investors and as a consequence these investors cannot currently convert the Notes or exercise the Warrants. (See LEGAL PROCEEDINGS on page 8.)

          Although we have had some limited success raising capital, there can be no assurance that we will be able to obtain additional capital, and if additional capital is obtained that it will be on terms favorable to us. As of February 28, 2002, our current assets totaled $2,570,187 and current liabilities were $7,470,857 resulting in a working capital deficit of approximately $4,900,670. We are actively seeking new sources of financing, including the restructuring of old debt and raising capital through the issuance of company stock. Additionally, we continue to pursue methods to expand our business activities and enhance our operating cash flow. However, absent new sources of financing, or if we do not significantly improve our operating performance, we will not have sufficient funds to meet our current obligations over the next twelve months and could be forced to dispose of our assets in order to satisfy future liquidity requirements. The current uncertainties surrounding the sufficiency of our future cash flows and the lack of firm commitments for additional capital raise substantial doubt about our ability to continue as a going concern.

               LIQUIDITY AND CAPITAL RESOURCES/INDUSTRY CONDITIONS

         The primary sources of our revenues are generated from customers in the energy industry, which experienced a significant downturn in 1998 that continued throughout 1999. The energy industry began to improve in 2000, however our customer base had not yet begun to increase budgets to include large projects, which may have enabled us to increase sales to a level seen before the downturn. We have experienced a very large increase in order inquiries in the fourth quarter of fiscal 2002, which leaves management believing that the energy industry has increased budgets to include large valve projects. However, these fluctuations in the energy industry have had a significant impact on our cash flows. As a result of this downturn we are in a severely impaired liquidity position.

         We have retained the services of Mr. Roy W. Hill during fiscal year 2002. He is a consultant for the energy and utility industries. His firm specializes in raising capital, restructuring and reducing debt, bringing the business community together for joint venture purposes or mergers, and, the location of new revenue streams for businesses through the generation of new and higher quality customers. For his services, he is being paid with the issuance of 1.5 million shares of our common stock.

         Although there is no assurance that a final agreement will be reached, since Mr. Hill has become our consultant, verbal agreements have been reached with many of our major creditors, that would reduce the company's outstanding debt by as much as $3.5 million. Additional negotiations are presently underway with the remaining major creditors with which Mr. Hill has not yet reached a verbal agreement. We anticipate reaching satisfactory conclusions concerning these debts, as well, during the next six months. In the event this sequence of events occurs in the described fashion, we expect to experience an improved asset to debt ratio in the future.

         Simultaneously, with ongoing debt negotiations, we are in the process of re-establishing open lines of credit with our major raw material suppliers. Mr. Hill, additionally, is presently negotiating an open line of credit with a major US bank, that would provide periodic working capital for us with respect to our future short term cash needs. At the present time, we are seeking a development of larger orders for our available product lines. If this progress continues to increase, the cash flow generated from ongoing operations should be of significant benefit in reducing and or eliminating our remaining outstanding indebtedness.

         However, since we have only had limited success in raising capital in the past, there can be no assurance that we will be able to obtain all necessary additional capital, and/or that it will be on terms favorable to us. Subject to the ongoing debt restructuring in progress, as of February 28, 2002, our current assets totaled $2,570,187 and current liabilities were $7,470,857, resulting in a working capital deficit of approximately $4,900,670. Although our management is optimistic about meeting our current capital needs and payment of our outstanding indebtedness, absent these new sources of capital and restructured financing, we may not have sufficient funds to meet current and future obligations over the next 12 months. This could force us to dispose of assets on unfavorable terms in order to meet our liquidity requirements and raise doubts as to our ability to continue as an ongoing concern in our present form.

         To alleviate our liquidity problems we have aggressively initiated a plan, primarily involving the services of Mr. Hill described above, to restructure our debt and equity position. This plan has already been successful in reducing our vendor debt by $1,506,858.

         Although our sales generally include a high percentage of export sales, the exposure to currency rate fluctuations is considered minimal. The U.S. dollar is our functional currency and all of our purchase orders are placed with and paid to us in that same currency. Thus, all sales and receivables are denominated in U.S. dollars.

ITEM 7.  FINANCIAL STATEMENTS

         See Attached Financial Statements

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

         We have previously reported the change of our independent auditors on Form 8-K filed May, 28, 2002. It should be noted that Jackson & Rhodes, our new independent auditors, merged with the accounting firm of Whitley Penn.

                                   P A R T III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information about our directors and executive officers:

                  NAME              AGE        POSITION
                  ----              ---        --------

         Larry S. Elliott           54         Chairman of the Board, and Senior
                                               Vice President

         Patrick S. Elliott         58         Director, President, and Chief
                                               Executive Officer

         Mark P. Elliott            38         Director, Senior Vice President

         Cary P. McCarra            38         Director, Senior Vice President

         Sidney J. McCarra          49         Director, Senior Vice President
                                               and Secretary

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

PATRICK S. ELLIOTT - Patrick Elliott has served as our President since October, 1997, Chairman of the Board from March 1989 through September, 1997, as Vice President since March 1989, and as a director since October, 1992.

MARK P. ELLIOTT - Mark Elliott has served as a director since October, 1992, and as Vice President since March 1989. During that time, he has been responsible for marketing and selling our valves and services to the oil and petrochemical industry. He is currently Senior Vice President of Sales.

CARY P. MCCARRA - Cary McCarra has served as a director since October 1992, and as Vice President since March 1989. He has nearly 20 years experience in the valve industry, including welding, machining, assembly and testing. He is currently Senior Vice President and is responsible for on-site inspection tours of all current and potential vendors, including auditing Quality Assurance programs and witnessing procedure implementation.

 SIDNEY J. MCCARRA - Sidney McCarra has served as director since October 1992 and as Vice President since March 1989, and is currently our Secretary and Senior Vice President. He has been active in the valve manufacturing and re-manufacturing industry since 1974. He has served as Vice President of Procurement and Vice President of Operations. He has been responsible for purchasing valve products and equipment, including parts, machinery and valves, and for managing day to day operations, including accounting, collections, shipping, receiving, and sales. He is currently responsible for locating and approving new quality vendors, negotiating vendor contracts, and performing management duties for all foreign operations as it relates to product distribution and project business.

            FAMILY RELATIONSHIPS.

         Patrick and Larry Elliott are brothers. Mark P. Elliott is Patrick Elliott's son and Larry Elliott's nephew. Cary and Sidney McCarra are brothers.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our director's and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the SEC, initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and other of our equity securities. To our knowledge, for the fiscal year ended February 28, 2002, all of our directors and officers have filed all required reports.

ITEM 10.  EXECUTIVE COMPENSATION

         The following compensation table sets forth, certain information regarding compensation paid during the fiscal year ended February 28, 2002 to our executives.

                           SUMMARY COMPENSATION TABLE

NAME AND
PRINCIPAL                           FISCAL       SALARY            BONUS         STOCK AWARDS
POSITION                             YEAR        ($)               ($)        OTHER COMPENSATION
--------                            ------       --------          -----      ------------------
Patrick S. Elliott                   2002        $ 92,000            0       0
Chief Executive Officers,            2001        $ 94,000            0       0
President, and Director              2000        $ 95,000            0       0


Larry S. Elliott                     2002        $ 92,000            0       0
Chairman of the Board,               2001        $114,000            0       0
and Senior Vice President            2000        $110,000            0       0

Sidney J .McCarra                    2002        $ 92,000            0       0
Senior Vice President,               2001        $109,000            0       0
Secretary and Director               2000        $113,000            0       0

Mark P. Elloitt                      2002        $ 65,000            0       0
Senior Vice President                2001        $ 81,000            0       0
and  Director                        2000        $ 92,000            0       0

Cary P. McCarra                      2002        $ 91,000            0       0
Senior Vice President                2001        $113,000            0       0
and Director                         2000        $108,000            0       0

*In addition each officer receives a $ 500 auto allowance per month.

            2000 AND 2002 STOCK OPTION PLANS

            Our board of directors adopted the 2000 Stock Option Plan (the "2000 Option Plan") in June of 2000 and the 2002 Stock Option Plan in May 2002 (the "2002 Option Plan"). We reserved for issuance upon the exercise of options 3,000,000 and 4,000,000 shares of our common stock, under the 2000 Option Plan and 2002 Option Plan respectively. Options granted under both option plans are intended to constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Incentive stock options may be granted under both option plans to employees, including officers and directors who are employees on the date of the grant.

            By their terms, both option plans are to be administered by a committee appointed by the board of directors. Subject to the provisions of both option plans, the committee has the authority to determine the persons to whom options will be granted, the exercise price, the term during which options may be exercised and such other terms and conditions as it deems appropriate.

            Incentive stock options granted under both option plan may not have an exercise price less than the fair market value of the common stock on the date of the grant, i.e. 110% of the fair market value in the case of employees holding ten percent or more of our voting stock. Options granted under both option plans will expire, not more than ten years from the date of the grant, five years in the case of incentive options of employees holding ten percent or more of our voting stock, subject to earlier termination under both option plans. Optionees under both option plans may exercise their options by paying cash or by tendering shares of our common stock that they already own.

            The following table presents information for the named officer in the Summary Compensation Table with respect to options exercised during the fiscal year ended February 28, 2002 and unexercised options held as of the end of the fiscal year.

Name                            Shares        Value         Number of Securities        Value of In-the-Money
                                Acquired      Realized      Underlying Unexercised      Options/SARS at FY-End
                                on Exercise   ($)           Options/SARs at FY-End      ($)Exercisable/Unexercisable
                                (#)(1)                      Exercisable/Unexercisable
Patrick S. Elliot               330,000       $42,900                 0/0                  $0/$0
Larry S. Elliot                 330,000       $42,900                 0/0                  $0/$0
Sidney J. McCarra               330,000       $42,900                 0/0                  $0/$0
Mark P. Elliot                        0             0                 0/0                  $0/$0
Cary P. McCarra                 250,000       $32,500                 0/0                  $0/$0

Values reflected above are based on the closing price of $ .13 per share of our common stock for the last business day of the fiscal year.

(1) All options exercised were issued to the named officer under the 2000 Option Plan.

Compensation  of  Directors  - None  of  our  directors  received  any  form  of
compensation   for  any   services   provided  as  a  director   for   committee
participation, or for special assignments.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of February 28, 2002 by:
(i) each person known to us to own more than five percent (5%) of any class of our voting securities; (ii) each director ; and (iii) all directors and officers as a group.

               TITLE             NAME AND ADDRESS          AMOUNT AND NATURE         PERCENT
             OF CLASS          OF BENEFICIAL OWNER        OF BENEFICIAL OWNER       OF CLASS
             --------          -------------------        -------------------       --------
          Common Stock         Larry S. Elliott (1)            2,465,679             12.05%
                               5319 Mandell
                               Houston, TX 77005


          Common Stock         Patrick S. Elliott (2)          2,432,457             11.89%
                               2608 Green Tee
                               Pearland, TX 77581

          Common Stock         Mark P. Elliott                   983,739             4.80%
                               3504 E. Circle Drive
                               Pearland, TX 77581

          Common Stock         Sidney J. McCarra               1,997,426             9.76%
                               1903 Orchard Country
                               Houston, TX 77062

          Common Stock         Cary P. McCarra                   644,576             3.15%

                               3663 Nasa Road 1, #301
                               Seabrook, TX 77586

          Common Stock         All directors and               8,523,867             41.66%
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

We are not aware of any arrangement which might result in a change of control in the future.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                   P A R T IV

ITEM 13.  EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT NO.                          DESCRIPTION
-----------                     ----------------------

      2.1 Articles of Merger of Seahawk Overseas Exploration Corporation with and into the Company, filed as Exhibit 2.2 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

      3.1 Articles of Incorporation of the Company, filed as Exhibit 2.1 of Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

      3.2 Bylaws of the Company, filed as Exhibit 2.3 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

      4.1 Common Stock Purchase Warrant of Murphy & Co., filed as Exhibit 2.5 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

      4.2 Form of Warrant Agreement to purchasers of Units pursuant to the Company's offering conducted from March to May 2001.(1)

      10.1 Promissory Note dated November 17, 1997 executed by the Company in favor of Metrobank, N.A., in the original principal amount of $1,200.000, filed as Exhibit 6.1 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

      10.2 Promissory Note dated May 2, 1998 executed by the Company in favor of Metrobank, N.A., in the original principal amount of $2,000,000, filed as
Exhibit 6.2 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

      10.3 Security Agreement dated May 2, 1998 executed by the Company in favor of Metrobank, N.A., in the original principal amount of $2,000,000, filed as
Exhibit 6.3 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

      10.4 Promissory Note dated February 2, 1998 executed by the Company in favor of Metrobank, N.A., in the original principal amount of $644, 465, filed as Exhibit 6.4 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

      10.5 Security Agreement dated February 2, 1998 executed by the Company in favor of Metrobank, N.A., in the original principal amount of $644,465, filed as
Exhibit 6.5 of AES' Report on Form 10-SB filed August 19, 1998, and incorporated by reference herein.

      10.6 Form of Securities Purchase Agreement to purchasers of Units pursuant to the Company's offering conducted from March to May 2001. (1)

      10.7 Form of Convertible Promissory Note to purchasers of Units pursuant to the Company's offering conducted from March to May 2001.(1)

      10.8* Exclusive Representation Agreement between AES and Green Oasis Environmental, Inc. dated January 4, 2001.

      10.9* Consulting Agreement between AES and Roy Hill dated April 9, 2002.

      * - File Herewith

      (1)  Previously   filed  on  June  21,  2001  as  part  of  the  Company's
Registration Statement on Form SB-2, File No. 333-63582

      (b) AES did not file any report on Form 8-K during the fourth quarter for the year ended February 28, 2002.

                                            AMERICAN ENERGY SERVICES, INC.




                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-2 - F-3

BALANCE SHEETS
FEBRUARY 28, 2002 and 2001                                            F-4 - F-5

STATEMENTS OF OPERATIONS
YEARS ENDED FEBRUARY 28, 2002 AND 2001                                F-6

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
YEARS ENDED FEBRUARY 28, 2002 AND 2001                                F-7

STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2002 AND 2001                                F-8

NOTES TO FINANCIAL STATEMENTS                                         F-9/19




                                      * * *

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
American Energy Services, Inc.

We have audited the accompanying balance sheet of American Energy Services, Inc. as of February 28, 2002 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Energy Services, Inc. as of February 28, 2002 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company's significant operating losses and its working capital deficit and stockholders' deficit raise substantial doubt about its ability to continue as a going concern at February 28, 2002. Management's plans in regard to that matter also are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                        Whitley Penn

Dallas, Texas
July 17, 2002

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
American Energy Services, Inc.

We have audited the accompanying balance sheets of American Energy Services, Inc. as of February 28, 2001, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Energy Services, Inc. as of February 28, 2001, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Simonton, Kutac & Barnidge, L.L.P.
Houston, Texas
May 25, 2001

                         AMERICAN ENERGY SERVICES, INC.
                                 BALANCE SHEETS
                           February 28, 2002 and 2001


                         ASSETS

                                                                 2002           2001
                                                             -----------     ----------
Current Assets:
    Cash                                                     $     6,130    $     9,763
    Accounts receivable - trade, less allowance for
       doubtful accounts of $156,000 and
       $59,493, respectively                                     459,669        178,284
    Prepaids and other                                            92,000        118,278
    Costs in excess of billings and estimated earnings
       on uncompleted contracts                                  259,380        955,100
    Inventories                                                1,753,008      2,012,056
                                                             -----------     ----------
       Total current assets                                    2,570,187      3,273,481
                                                             -----------     ----------
Property, plant and equipment:
    Machinery and equipment                                    1,541,251      1,559,714
    Furniture and fixtures                                       327,541        327,541
    Vehicles                                                      83,423         83,423
    Land and buildings                                           303,404        303,404
                                                             -----------     ----------
                                                               2,255,619      2,274,082
    Less accumulated depreciation                             (1,145,181)    (1,013,180)
                                                             -----------     ----------
       Total                                                   1,110,438      1,260,902
                                                             -----------     ----------
Other assets:
    Trademarks, patents and drawings, less accumulated
       amortization of $650,037 and $514,037, respectively       854,086        941,425
                                                             -----------     ----------
                                                             $ 4,534,711     $5,475,808
                                                             ===========    ===========


                    See accompanying notes to financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                                 BALANCE SHEETS
                           February 28, 2002 and 2001


      LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
       Notes payable                                           $2,681,547     $2,589,885
       Long-term debt                                           1,186,369      1,352,845
       Accounts payable and accrued expenses                      693,107      1,057,644
       Federal payroll taxes due                                  640,876        833,566
       Accrued interest                                         1,182,958        769,383
       Estimated litigation damages                             1,086,000      1,086,000
       Billings in excess of cost and estimated earnings on
            uncompleted contracts                                      --        265,000
                                                               ----------     ----------
            Total current  liabilities                          7,470,857      7,954,323
                                                               ----------     ----------
       Convertible debentures (Note 12)                           810,000             --
                                                               ----------     ----------
           Total liabilities                                   8,280,857      7,954,323
                                                               ----------     ----------


 Commitments and contingencies (Note 5)                                --             --
 Stockholders' (deficit) equity:
       Common stock - $.001 par value, 100,000,000 shares
            authorized; 20,461,656 and 15,460,717 shares
            issued and outstanding, respectively                   20,462         15,461
       Additional paid-in capital                               6,076,690      4,648,380
       Common stock subscriptions -- officers and directors      (465,300)
       Accumulated deficit                                     (9,377,998)    (7,142,356)
                                                               ----------     ----------
            Total stockholders' (deficit) equity               (3,746,146)    (2,478,515)
                                                               ----------     ----------
                                                               $4,534,711     $5,475,808
                                                               ==========     ==========






                    See accompanying notes to financial statements.

                     AMERICAN ENERGY SERVICES, INC.
                        STATEMENTS OF OPERATIONS
             For the Years Ended February 28, 2002 and 2001


                                                    2002              2001
                                                ------------      ------------
Sales                                           $  3,317,830      $  4,850,672
       Less returns and allowances                   (44,892)       (1,491,996)
                                                ------------      ------------
           Net sales                               3,272,938         3,358,676
Cost of sales                                      3,064,042         4,658,398
                                                ------------      ------------
           Gross profit (loss)                       208,896        (1,299,722)
Operating expenses                                 2,299,441         4,799,584
                                                ------------      ------------
           Loss from operations                   (2,090,545)       (6,099,306)
Other income (expense):
       Interest expense                             (431,408)         (351,514)
       Other                                         286,311             2,000
                                                ------------      ------------
           Net loss                             $ (2,235,642)     $ (6,448,820)
                                                ============      ============
Basic loss per share                            $      (0.12)     $      (0.83)
                                                ============      ============
Weighted average shares outstanding               18,515,317         7,761,644
                                                ============      ============








                    See accompanying notes to financial statements.

                         AMERICAN ENERGY SERVICES, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                 For the Years Ended February 28, 2002 and 2001


                                                                      ADDITIONAL      COMMON
                                                COMMON STOCK            PAID-IN        STOCK       ACCUMULATED
                                             SHARES        AMOUNT       CAPITAL     SUBSCRIPTIONS     DEFICIT        TOTAL
                                           ----------   -----------   -----------    -----------    -----------    -----------
Balance, February 29, 2000                  6,973,928   $     6,974   $   989,609    $      --      $  (693,536)   $   303,047
Common stock issued for:
   Cash                                     1,025,000         1,025       653,975           --             --          655,000
   Officers and directors compensation        915,000           915     1,125,940           --             --        1,126,855
   Accounts payable and                          --
     accrued liabilities                    1,665,462         1,666     1,506,858           --             --        1,508,524
   Prepaid goods and services                 374,389           374       376,505           --             --          376,879
   Exercise of employee stock options         163,750           164          (164)          --             --             --
   Financial consultants                    3,500,000         3,500        (3,500)          --             --             --
   Replacement of Seahawk shares              843,188           843          (843)          --             --             --
Net loss                                         --            --            --             --       (6,448,820)    (6,448,820)
                                           ----------   -----------   -----------    -----------    -----------    -----------
Balance, February 28, 2001                 15,460,717        15,461     4,648,380           --       (7,142,356)    (2,478,515)
   Common Stock Issued for:
   Cash                                        75,000            75        48,760           --             --           48,835
   Shares issued to escrow (Note 12)        1,200,000         1,200        (1,200)          --             --             --
   Officer and director compensation          250,000           250       194,750           --             --          195,000
   Subscribed by officers and directors       990,000           990       464,310       (465,300)          --             --
   Accounts payable and                          --            --
     accrued liabilities                    1,562,991         1,563       286,129           --             --          287,692
   Financial consultants                      922,948           923       435,561           --             --          436,484
Net loss                                         --            --            --             --       (2,235,642)    (2,235,642)
                                           ----------   -----------   -----------    -----------    -----------    -----------
Balance, February 28, 2002                 20,461,656   $    20,462   $ 6,076,690    $  (465,300)   $(9,377,998)   $(3,746,146)
                                           ==========   ===========   ===========    ===========    ===========    ===========








                   See accompanying notes to financial statements.

                            AMERICAN ENERGY SERVICES, INC.
                               STATEMENTS OPERATIONS
                    For the Years Ended February 28, 2002 and 2001


                                                                         2002            2001
                                                                      -----------    -----------
Cash flows from operating activities:
      Net loss                                                        $(2,235,642)   $(6,448,820)
      Adjustments to reconcile net loss to cash used
           by operating activities:
           Depreciation and amortization                                  277,410        267,492
           Provision for bad debts                                         96,507         39,493
           Stock issued for services                                      631,484      1,126,855
           Changes in operating assets and liabilities:
              Accounts receivable                                        (377,892)       456,879
              Other receivables                                              --           41,176
              Income tax receivable                                          --          111,476
              Costs and estimated earnings in excess of billing
                 on uncompleted contracts                                 695,720        536,896
              Advances from officers                                         --          (32,500)
              Inventories                                                 259,048       (110,201)
              Prepaids and other                                           44,741       (100,909)
              Deferred tax asset                                             --          150,110
              Accounts payable and accrued liabilities                    (93,294)       181,489
              Payroll taxes due                                          (192,690)       263,566
              Accrued interest payable                                    413,575        248,041
              Estimated litigation damages                                   --        1,204,083
              Billings in excess of cost and estimated earnings
                 on uncompleted contracts                                (265,000)       218,009
                                                                      -----------    -----------
Net cash used by operating activities                                    (746,033)    (1,846,865)
                                                                      -----------    -----------

Cash flows from investing activities:
      Purchase of property, plant and equipment                              --          (57,753)
      Purchase of trademarks, patents and drawings                        (58,070)      (180,000)
                                                                      -----------    -----------
Net cash used in investing activities                                     (58,070)      (237,753)
                                                                      -----------    -----------
Cash flows from financing activities:
      Proceeds from sale of common stock                                   48,835      2,531,916
      Additional debt, including convertible debentures                 1,033,991           --
      Payments on long-term debt                                         (237,356)      (149,677)
      Payments on notes payable                                           (45,000)      (372,123)
      Other                                                                  --            8,487
                                                                      -----------    -----------
Net cash provided from financing activities                               800,470      2,018,603
                                                                      -----------    -----------
Net decrease in cash                                                       (3,633)       (66,015)
Cash and cash equivalents, beginning of year                                9,763         75,778
                                                                      -----------    -----------
Cash and cash equivalents, end of year                                $     6,130    $     9,763
                                                                      ===========    ===========

Cash paid during the years for interest                               $    23,151    $    63,162
                                                                      ===========    ===========

                         AMERICAN ENERGY SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           February 28, 2002 and 2001


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        American Energy Services, Inc. ("Company" or "AES") is a manufacturer of custom-engineered flow control valves and a retail distributor of finished valves and flanges. The Company has sales to customers located throughout the world. The Company's corporate offices are located in Houston, Texas.

        A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statement follows:

        CASH AND CASH EQUIVALENTS - The Company considers all highly liquid short-term investments with a maturity of ninety days or less from the purchase date to be cash equivalents.

        RECLASSIFICATION - Certain items in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

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

        PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Depreciation expense amounted to $132,000 for each of the years ended February 28, 2002 and 2001. Estimated service lives are as follows:

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


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         TRADEMARKS, PATENTS AND DRAWINGS - Trademarks, patents and drawings are stated at cost. Amortization is provided in amounts sufficient to relate the cost of amortizable assets to operations over their estimated services lives on a straight-line basis. Estimated service lives are as follows:

                                                   Estimated Service
                                                        LIVES
                                                 ---------------------
                           Trademarks                 10 years
                           Patents                    17 years
                           Drawings                   10 years

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

         RESEARCH AND DEVELOPMENT - Research and development is expensed when incurred. Expense amounted to $180,000 and 225,000 for the years ended February 28, 2002 and 2001, respectively.

                         AMERICAN ENERGY SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        STOCK OPTIONS - The Company adopted the fair value based method of accounting for an employee stock option or similar equity instrument as prescribed in SFAS 123. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. SFAS 123 prescribes the use of the fair value method for all options issued to nonemployees.

2.      CONTRACTS IN PROGRESS

        Information regarding long-term contracts in progress is as follows at February 28:

                                                                2002        2001
                                                             ---------   ---------
        Expenditures on uncompleted contracts                 $181,566    $579,845
        Estimated earnings thereon                              77,814     110,255
                                                             ---------   ---------
                                                               259,380     690,100
        Less billings applicable thereto                            --          --
                                                             ---------   ---------
                                                              $259,380    $690,100
                                                             =========   =========
        Included in accompanying balance sheet under the following captions:

        Costs in excess of billings on uncompleted contracts  $259,380    $955,100

        Billings in excess of costs on uncompleted contracts        --    (265,000)
                                                             ---------   ---------
                                                              $259,380    $690,100
                                                             =========   =========

                         AMERICAN ENERGY SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS



3.      NOTES PAYABLE

                                                                 2002         2001
                                                              ----------   ----------
Note payable to a bank with interest at prime (6.5% at
      February 28, 2002), principal advances are due on
      demand; secured by substantially all assets of the
      Company                                                 $  214,539   $  214,539

Line of credit agreement with a bank with interest at prime
      plus .5% (7% at February 28, 2002) due monthly;
      principal advance are due on demand; collateralized
      by substantially all assets of the Company               1,886,228    1,886,228

Note payable to a bank with interest at 8%, due
      currently, secured by certain machinery and
      Equipment                                                   61,292       61,292

Note payable to a stockholder, interest at 18%, due on
      demand                                                      71,953       83,166

Note payable to an officer and director, non-interest
      bearing, due on demand                                      20,000       20,000

Note payable to an individual, interest at 10%, due on
      Demand                                                     200,000      230,856

Factoring agreement with 30% interest, maturing
      November 2004                                               30,116       81,116

Unsecured line of credit agreement with a bank, interest
      at prime plus 1.5% (8% at February 28, 2002);
      due on demand                                                9,174       12,688

12% note payable to an investment banker, principal and
      interest past due; collateralized by 460,000 shares
      of Company common stock owned by two officers
      ad guaranteed by the officers                              105,000           --

12% note payable to individuals, principal past due               50,000           --

Other                                                             33,245           --
                                                              ----------   ----------
                                                              $2,681,547   $2,589,885
                                                              ==========   ==========

        The above-noted notes payable are due currently as the Company is in default with respect to payment schedules and/or restrictive covenants for the majority of them.

                         AMERICAN ENERGY SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS


4.      LONG-TERM DEBT

        Long-term debt consists of the following at February 28:

                                                                         2002         2001
                                                                     -----------   -----------
        Note payable  to a bank due in monthly installments of
            $16,192, including interest at prime plus 2% (8.5%
            at February 28, 2002); due in February 2008,
            collateralized by equipment, furniture and
            fixtures and patents                                     $ 1,049,712   $ 1,094,712

        Note payable to a bank due in monthly installments

            Of $3,410, including interest at 10.5%; due
            In November 2002; collateralized by land,
             building, equipment and inventory                       125,408           125,408

        Two notes payable to a bank, due in monthly

            installments aggregating $1,119, including
            interest at 9% and 8.25%; due July 2002;
            collateralized by automobiles
                                                                           5,894        15,831
        Capitalized leases
             collateralized by equipment                                      --       102,130

        Unsecured revolving credit agreement; 9.25%
            interest payable monthly
                                                                           5,355        14,764
                                                                     -----------   -----------
                Long-term debt (classified as current)               $ 1,186,369   $ 1,352,845
                                                                     ===========   ===========

         Substantially all of the above-noted long-term debt is due currently as the Company is in default with respect to payment schedules and restrictive covenants, and it has received demand notices from essentially all of these note holders.

5.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company is a defendant in an arbitration involving a dispute over valves sold by AES that allegedly were not in compliance with the contracted testing requirements. In May 2001, the Plaintiffs won a binding arbitration award from the International Chamber of Commerce in the amount of $1,204,000, including interest at a rate of 9% per annum from December 16, 1999.

         Management is considering its alternatives in civil court. However, outside counsel for AES has advised that a favorable outcome is unlikely. Accordingly, a provision for loss of $1,086,000 has been charged to operations, along with an accrual for due and unpaid interest of $118,000, for the year ended February 28, 2001. Interest has also been accrued for fiscal 2002. The Company is vigorously seeking a settlement with the Plaintiff.

                         AMERICAN ENERGY SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company is engaged in various other lawsuits either as plaintiff or defendant. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial statements.

6.       INCOME TAXES


         Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

         No tax benefit is recognized in the accompanying statements of operations because the Company has no ability to carry back losses to previous profitable years. The net operating loss carryforwards amount to approximately $12,250,000 at February 28,2002 and expire from 2011 to 2017.

         Following is a summary of the Company's deferred taxes at February 28:

                                                                         2002          2001
                                                                     -----------   -----------
         Difference in bases of intangibles and fixed assets         $  (400,000)  $  (393,327)
         Net operating loss carryforward                               4,183,235     3,400,760
         Valuation allowance                                          (3,783,235)   (3,007,433)
                                                                     -----------   -----------
                                                                              --            --
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

7.       SIGNIFICANT CUSTOMERS

         The Company had sales to one customer that constituted 13% of net sales for the year ended February 28, 2002, and 63% of net sales for the year ended February 29, 2001.

         Foreign sales were 47% and 20% of total sales in fiscal years 2002 and 2001, respectively.

                         AMERICAN ENERGY SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS


8.     WARRANTS

         The Company has issued warrants to two investment banking firms to purchase common shares of the Company for professional services in raising equity capital, and are exercisable for a period of five years after the date of issue. The number of shares authorized for issue under this warrant agreement amounted to 440,000 at February 28, 2002. No warrants have been exercised.

         In connection with the private placement sale of 775,000 shares of common stock during fiscal 2000, investors received warrants to purchase 310,000 shares of additional common stock for $2.00 per share. The cost of these warrants was $3,000. No warrants have been exercised.

9.     STOCK OPTIONS

         The Company issued stock options to employees for the exercise of 121,250 shares of common stock during fiscal year 2001 pursuant to the Company's 2000 Stock Option Plan. The Company recorded $132,163 in expense under SFAS 123 as a result, representing 100% of the fair market value of the common stock on date of grant of the option, all of which were exercised immediately.

         During the year ended February 28, 2002, the Company issued options to purchase 990,000 shares of common stock to three officers and directors at a price equal to 110% of the market value at the time of the grant of the option. These options were immediately exercised by subscription. Expense for these options was nominal.

10.      GEOGRAPHIC INFORMATION

         The Company's revenues by geographical area for the fiscal years ended February 28 are as follows:

                                                 2002         2001
                                              ----------   ----------

         United States                        $1,739,869    2,702,101
         Mexico                                1,288,520      651,818
         Middle East                             244,549        4,757
                                              ----------   ----------
            Total revenues                    $3,358,676   $3,272,938
                                              ==========   ==========

                         AMERICAN ENERGY SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS


11.      GOING CONCERN

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The current uncertainties surrounding the sufficiency of its future cash flows and the lack of firm commitments for additional capital raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses for the past three fiscal years of approximately $9.7 million and has utilized approximately $4.1 million in cash from operations during the same period.

         Included in the net current liabilities amount at February 28, 2002, are estimated litigation damages of $1,086,000 (excluding interest) and $640,876 in delinquent federal payroll taxes (including penalties and interest). Additionally, the Company was in default on substantially all of its notes payable and long-term debt and demand has been made by the lenders. No waivers have been obtained for the defaults. There are significant uncertainties surrounding the Company's ability to continue its operations and to satisfy its creditors on a timely basis.

         The Company receives the majority of its revenues from customers in the energy industry, which experienced a significant downturn in 1998 and 1999. While industry conditions improved in fiscal 2000, the Company's customer base has not increased project expenditures accordingly. Demand for the Company's products and services is impacted by the number and size of projects available as fluctuations in oil and gas exploration and production activities change the respective customers' forecasts and budgets. These changes have a direct effect on the Company's cash flows.

         Oil and gas prices have improved significantly since the downturn in 1998. While these price improvements have brought the Company increases in the frequency of inquiries and subsequent orders, the Company has not yet benefited to a meaningful degree from an increase in the volume of valve projects. Consequently, the Company's financial performance has been subject to significant fluctuations.

         As a result of the downturn in the oil and gas industry over the last two years and the resultant negative effect on the Company's financial position, management had initiated actions in fiscal 2001/2002 which included among others, (a) downsizing personnel, (b) attempting to improve its working capital, (c) retargeting its marketing efforts and,
         (d) consolidating administrative functions to ensure that the Company's resources are deployed in a more profitable manner. The Company's efforts to rationalize its operations commenced in the first quarter of 2000 and continued through 2002. However, the results of these efforts were not sufficient to prevent significant operating losses or to provide adequate levels of operating capital.

         The Company's impaired liquidity position has resulted in the inability to pay certain vendors in a timely manner. In spite of this, none of the Company's creditors to date have threatened to file a bankruptcy petition. This has hampered the Company's ability

                         AMERICAN ENERGY SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS


         11. GOING CONCERN (CONTINUED)

         to hire sub-contractors, obtain materials and supplies, and conduct operations in an effective or efficient manner. Moreover, throughout most of fiscal 2001 and 2002, the Company was in default with virtually all its debt agreements. To alleviate the Company's liquidity problems and to improve its overall capital structure, the Company initiated a program to restructure its debt and equity positions. The program involved a series of steps designed to raise new funds, restructure its debt and increase its shareholders' equity.

         In fiscal 2001, the Company negotiated agreements with various vendors to exchange debt for shares of common stock, and has agreed to register the shares to be issued to vendors in exchange for approximately $1.5 million of vendor debt.

         The Company has been in default on four loans at Metro Bank since September 1999. The loans total $3.3 million in principal and approximately $900,000 in interest expense. To date there has been no threatened foreclosure action by the Bank. The Company is in negotiation with Metro Bank to restructure this debt. The proposed restructured debt will provide an additional $250,000 working capital for the Company and will place the debt under more favorable terms. If the debt is successfully restructured, it will allow the Company to reduce its interest expense and increase the term of the note to 17 years. However, there can be no assurance the company will be able to restructure this debt with Metro Bank.

         The Company engaged in a private offering from March, 2001 to May, 2001, pursuant to Rule 506. A Securities Purchase Agreement with certain investors to purchase units (the "Units"), for a purchase price of $1,000 per Unit, each unit consisting of a 6% Convertible Promissory Note (the "Note") in the original principal amount of $1,000 and 500 warrants (the "Warrants") to purchase one share of common stock. The Company has raised $810,000 through this offering and expects to raise additional funds upon the exercise of the Warrants. Upon conversion of the Notes, the investors can purchase a number of shares, without limitation, based upon a 30% discount from the average market price of the common stock for the five trading days prior to the conversion. The agreements do not contain a trading price below which the investor is not permitted to convert the Note. As a result, the number of shares that these investors are entitled to receive upon conversion will increase as the stock price decreases. Therefore, these investors have an incentive to engage in short selling activities aimed at driving down the price of the common stock.

         The Company has retained the services of Mr. Roy W. Hill during fiscal year 2002. He is a consultant for the energy and utility industries. His firm specializes in raising capital, restructuring and reducing debt, bringing the business community together for joint venture purposes or mergers, and the location of new revenue streams for businesses through the generation of new and higher quality customers. For his services, he is being paid with the issuance of 1.5 million shares of the Company's common stock.

                         AMERICAN ENERGY SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS


         11. GOING CONCERN (CONTINUED)

         Although there is no assurance that a final agreement will be reached, since Mr. Hill has become the Company's consultant, verbal agreements have been reached with many of the Company's major creditors, that would reduce the company's outstanding debt by as much as $3.5 million. Additional negotiations are presently underway with the remaining major creditors with which Mr. Hill has not yet reached a verbal agreement. The Company anticipates reaching satisfactory conclusions concerning these debts, as well, during the next six months. In the event this sequence of events occurs in the described fashion, the Company expects to experience an improved asset to debt ratio in the future.

         Simultaneously, with ongoing debt negotiations, the Company is in the process of re-establishing open lines of credit with the Company's major raw material suppliers. Mr. Hill, additionally, is presently negotiating an open line of credit with a major US bank that would provide periodic working capital for us with respect to the Company's future short-term cash needs. At the present time, the Company is seeking a development of larger orders for the Company's available product lines. If this progress continues to increase, the cash flow generated from ongoing operations should be of significant benefit in reducing and or eliminating the Company's remaining outstanding indebtedness.

         However, since the Company has only had limited success in raising capital in the past, there can be no assurance that they will be able to obtain all necessary additional capital, and/or that it will be on terms favorable to us. Subject to the ongoing debt restructuring in progress, as of February 28, 2002, the Company's current assets totaled $2,570,187 and current liabilities were $7,470,857, resulting in a working capital deficit of approximately $4,900,670. Although the Company's management is optimistic about meeting the Company's current capital needs and payment of the Company's outstanding indebtedness, absent these new sources of capital and restructured financing, the Company may not have sufficient funds to meet current and future obligations over the next 12 months. This could force the Company to dispose of assets on unfavorable terms in order to meet the Company's liquidity requirements and raise doubts as to the Company's ability to continue as an ongoing concern in their present form.

         To alleviate the Company's liquidity problems the Company has aggressively initiated a plan, primarily involving the services of Mr. Hill described above, to restructure its debt and equity position. This plan has already been successful in reducing the Company's vendor debt by $1,506,858.

         Although the Company has had some limited success raising capital, there can be no assurance that the Company will be able to obtain new capital, and if new capital is obtained that it will be on terms favorable to the Company. The Company is actively seeking new sources of financing, including the restructuring of old debt and raising capital through the issuance of common stock. Additionally, the Company continues to pursue methods to expand its business activities and enhance its operating cash flow. However, absent new sources of financing, or if the Company does not significantly improve its operating performance, the Company will not have sufficient funds to meet

                         AMERICAN ENERGY SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS


         11. GOING CONCERN (CONTINUED)

         its current obligations over the next twelve months and could be forced to dispose of its assets in order to satisfy future liquidity requirements.

         12. CONVERTIBLE DEBENTURES

         The Company has issued $810,000 in 6% convertible  debentures (See Note
         11). The debentures are convertible to common shares at a 30% discount to the five day average bid price of the common stock with a ceiling of $1.00 per share. Interest can be paid in cash or stock at the election of the Company. The debentures were issued in units consisting of $1,000 debentures and 500 warrants to purchase one share of common stock. The Company has issued 4,700,000 shares into escrow for the eventual conversion of the debentures.

                                   SIGNATURES

         As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                               AMERICAN ENERGY SERVICES, INC.
                                                             (REGISTRANT)

Date:    July 24, 2002                         By: /s/  LARRY S. ELLIOTT
                                                   ---------------------
                                               Larry S. Elliott
                                               Chairman of the Board

         As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                         TITLE                                                DATE
-------------------------------------------------------------------------------------------
/s/  LARRY S. ELLIOTT             Senior Vice President and Chairman
---------------------------       of the Board                                July 24, 2002


/s/  PATRICK S. ELLIOTT           President, Chief Executive Officer and      July 24, 2002
---------------------------       Director (Principal Executive Officer)


/s/  SIDNEY J. MCCARRA            Senior Vice President and Director          July 24, 2002
---------------------------       Secretary, Principal Accounting Officer


/s/  MARK P. ELLIOTT              Senior Vice President and Director          July 24, 2002
---------------------------

/s/  CARY P. MCCARRA              Senior Vice President and Director          July 24, 2002
---------------------------