Form 10QSB
period 2002-05-31
AMERICAN ENERGY SERVICES INC
filed 2002-07-26
CIK 1068205

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2002

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of July 25, 2002, there were 21,631,656 shares of Common Stock outstanding.

ITEM 1. FINANCIAL STATEMENTS


                         AMERICAN ENERGY SERVICES, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                            May 31,     February 28,
                                                             2002          2002
                                                         -----------    -----------
Current Assets:
      Cash and cash equivalents                          $     8,242    $     6,130
      Accounts receivable - trade, net of $156.000 and       348,868        459,669
      $59,493 reserve, resectively
      Accounts receivable - other                             15,180             --
      Prepaids and other                                     317,000         92,000
      Costs in excess of billings on uncompleted
              contracts                                      378,397        259,380
      Inventories                                          1,708,159      1,753,008
                                                         -----------    -----------
              Total Current Assets                         2,775,846      2,570,187

Property, Plant and Equipment:
      Machinery and equipment                              1,541,251      1,541,251
      Furniture and fixtures                                 327,541        327,541
      Vehicles                                                83,423         83,423
      Buildings and Improvements                             226,510        226,510
      Land                                                    76,894         76,894
                                                         -----------    -----------
                                                           2,255,619      2,255,619
Less:  accumulated depreciation                           (1,178,181)    (1,145,181)
                                                         -----------    -----------
                                                           1,077,438      1,110,438

Trademarks, patents, and drawings                          1,561,441      1,504,123
Less:  accumulated amortization                             (684,037)      (650,037)
                                                         -----------    -----------
                                                             877,404        854,086

Deferred tax asset                                                --             --
                                                         -----------    -----------
      Total Assets                                       $ 4,730,688    $ 4,534,711
                                                         ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                                                       May 31,        February 28,
                                                                        2002              2002
                                                                   ------------      ------------
Current Liabilities:
   Notes payable                                                   $  2,636,547      $  2,681,547
   Current portion of long-term debt                                  1,186,369         1,186,369
   Accounts payable and accrued expenses                                745,058           693,107
   Federal payroll taxes due                                            724,116           640,876
   Accrued interest                                                   1,292,321         1,182,958
   Estimated litigation damages                                       1,086,000         1,086,000
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                       --                --
   Advances from officers                                                    --                --
       Total Current Liabilities                                      7,670,411         7,470,857

   Convertible Debentures                                               810,000           810,000
                                                                   ------------      ------------
Total Liabilities                                                     8,480,411         8,280,857
                                                                   ------------      ------------
Stockholders' (Deficit) :
   Common stock - $.001 par value, 100,000,000 shares
     authorized; 21,631,656 and 20,461,656 shares
     issued and outstanding at May 31, 2002
     and February 28, 2002, respectively                                 21,632            20,462
   Paid-in capital                                                    6,301,690         6,076,690
   Common stock subscriptions - officers and directors                 (465,000)         (465,300)
   Accumulated other comprehensive loss                                (230,047)               --
   (Accumulated deficit)                                             (9,377,998)       (9,377,998)
                                                                   -------------     ------------
       Total Stockholders' (Deficit) Equity                          (3,749,723)       (3,746,146)
                                                                   ------------      -------------
       Total Liabilities and Stockholders' (Deficit) Equity        $  4,730,688      $  4,534,711
                                                                   ============      ============





    The accompanying notes are an integral part of these financial statements

                         AMERICAN ENERGY SERVICES, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                       Three Months Ended
                                                              May 31,
                                                  ----------------------------
                                                      2002            2001
                                                  ------------    ------------
Net Sales                                         $    578,608    $  1,014,335
Cost of sales                                          422,393         999,344
                                                  ------------    ------------
      Gross profit(loss)                               156,215          14,992
Operating expenses                                     276,899         800,306
                                                  ------------    ------------
      Income(loss) from operations                    (120,684)       (785,314)

Other expenses (income):
      Interest, net                                    109,363         114,313
      Other, net                                                       153,571
                                                  ------------    ------------
                                                       109,363         267,884
                                                  ------------    ------------
      Net (loss) before taxes                         (230,047)     (1,053,198)

Income tax (expense) benefit                                --              --
                                                  ------------    ------------
      Net (loss)                                  $   (230,047)   $ (1,053,198)
                                                  ============    ============
Basic and diluted (loss) per share                $      (0.01)   $      (0.07)
                                                  ============    ============
Basic weighted average shares outstanding           18,515,317      16,187,123
                                                  ============    ============
Diluted weighted average shares outstanding         18,515,317      16,187,123
                                                  ============    ============


                         AMERICAN ENERGY SERVICES, INC
                        STATEMENT OF COMPREHENSIVE LOSS

                                                       Three Months Ended
                                                              May 31,
                                                  ----------------------------
                                                      2002            2001
                                                  ------------    ------------
Net (loss)                                        $   (230,047)   $ (1,053,198)
Other comprehensive income (loss)                           --              --
                                                  ------------    ------------
Comprehensive (loss)                                  (230,047)     (1,053,198)
                                                  ============    ============




    The accompanying notes are an integral part of these financial statements

                         AMERICAN ENERGY SERVICES, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

            FOR THE QUARTER ENDED MAY 31, 2002 AND FEBRUARY 28, 2002

                                        Capital Stock                            Common                           Total
                                    ---------------------        Paid-in         Stock       (Accumulated     Stockholders'
                                      Shares      Amount         Capital     Subscriptions      Deficit)     (Deficit)Equity
                                    ----------    -------      ----------    -------------    -----------    ---------------
Balance, February 28, 2001          15,460,717    $15,461      $4,648,380             --      $(7,142,356)     $(2,478,515)
                                    ==========    =======      ==========      =========      ===========      ===========

Common Stock Issued for:
  Cash                                  75,000         75          48,760             --               --           48,835
  Officers and directors               250,000        250         194,750             --               --          195,000
  Shares issued to escrow            1,200,000      1,200         (1,200)             --               --               --
  Accounts payable and
    accrued liabilities              1,562,991      1,563         286,129             --               --          287,692
  Subscribed by officers and
    directors                          990,000        990         464,310       (465,300)              --               --

  Financial consultants                922,948        923         488,288                              --          489,211

Net Loss                                    --         --                                      (2,235,642)      (2,235,642)
                                    ----------    -------      ----------      ----------     -----------      -----------
Balance, February 28, 2002          20,461,656    $20,462      $6,076,690      $ (465,300)    $(9,377,998)     $(3,746,146)
                                    ==========    =======      ==========      ==========     ===========      ===========
Common Stock Issued for:
  Financial consultants              1,170,000      1,170         225,000                              --          226,170

Net Loss                                    --         --              --                        (230,047)        (230,047)
                                    ----------    -------      ----------      ----------     -----------      -----------
Balance, May 31, 2002               21,631,656    $21,632      $6,301,690      $ (465,300)    $(9,608,045)     $(3,750,023)
                                    ==========    =======      ==========      ==========     ===========      ===========




    The accompanying notes are an integral part of these financial statements

                         AMERICAN ENERGY SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                          For the Years Ended
                                                                      --------------------------
                                                                         May 31,        May 31,
                                                                          2002           2001
                                                                      -----------    -----------
Cash Flows from Operating Activities:
   Net (loss)                                                         $  (230,047)   $(1,053,199)
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Depreciation and amortization                                         67,000         89,292
     Provision for bad debts                                                   --             --
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                         110,801        (31,491)
       (Increase)Decrease in other receivables                            (15,180)            --
       Decrease in income tax receivable                                       --             --
       (Increase)Decrease in costs and estimated earnings in excess
         of billings on uncompleted contracts                            (119,017)      (198,061)
       (Decrease) increase in advances from officers                           --             --
       (Increase) decrease in inventories                                  44,849         17,945
       Decrease (increase) in prepaids and other                         (225,000)       108,026
       Decrease in deferred tax asset                                          --             --
       (Increase) decrease in other assets                                     --             --
       (Decrease) increase in accounts payable/accrued liabilities         51,951         14,318
       (decrease) Increase in Federal payroll taxes due                    83,240        (84,306)
       Increase in accrued interest payable                               109,363         65,273
       Increase in estimated litigation damages                                --         24,635
          Stock issued for services                                       225,000
       Increase (decrease) in billings in excess of costs and
         estimated earnings on uncompleted contracts                           --             --
                                                                      -----------    -----------
     Net Cash Used by Operating Activities                                102,960     (1,047,568)

Cash Flows from Investing Activities:
   Purchase of property, plant and equipment
   Purchase of certificates of deposit
                                                                                          (6,130)
   Purchase of trademarks, patents and drawings                           (57,318)       (25,085)
                                                                      -----------    -----------
     Net Cash Used in Investing Activities                                (57,318)       (31,215)
Cash Flows from Financing Activities:
   Proceeds from sale of common stock                                          --      1,192,634
   Proceeds from the sale of warrants                                          --             --
   Proceeds from long-term obligations, net                                    --             --
   Payments of long-term obligations                                           --         (6,752)
   Payments of notes payable                                              (45,000)       (20,856)
   Proceeds from note payable, net                                             --             --
   Payments of capital leases                                                  --         (9,144)
   Other, net                                                                  --         (4,750)
                                                                      -----------    -----------
         Net Cash Provided by Financing Activities                        (45,000)     1,151,132
                                                                      -----------    -----------
Net (decrease) increase in cash and cash equivalents                          642         72,349
Cash and cash equivalents at beginning of period                          (46,597)         9,763
                                                                      -----------    -----------
Cash and cash equivalents at end of period                            $   (46,315)   $    82,112
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

     These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report of Form 10-KSB for the fiscal year ended February 28, 2002.

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

NOTE 5 - GOING CONCERN

The following information is derived from the accompanying financial statements:

                                                        For the Quarters Ended
                                                      -------------------------
                                                         May 31,       May 31,
                                                          2002          2001
                                                      -----------   -----------
Gross (loss) profit                                   $   156,205   $    14,992

Net (loss)                                            $  (230,047)  $(1,053,198)

Net current liabilities in excess of current assets   $(4,894,325)  $(4,475,200)

Accumulated (deficit)                                 $(9,377,998)  $(8,195,554)
Stockholders' (deficit)                               $(3,749,723)  $(2,337,078)

     Included in the above noted net current liabilities amount at May 31, 2002, are estimated litigation damages of $1,228,435 (including interest) and $724,116 in delinquent federal payroll taxes (including penalties and interest). Additionally, the Company was in default on substantially all of its notes payable, long-term debt and capital lease agreements. No waivers have been obtained for the defaults. There are significant uncertainties surrounding the Company's ability to continue its operations and to satisfy its creditors on a timely basis.

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

                              RESULTS OF OPERATIONS

QUARTER ENDED MAY 31, 2002 VERSUS QUARTER ENDED MAY 31, 2001

                             RESULTS OF OPERATIONS

Revenues for the three months ended, May 31, 2002 were $578,608 compared to $1,014,355 for the same period in 2001. The decrease in revenues can be attributed primarily to continued cash flow limitations which adversely affected production.

Cost of sales decreased in the first quarter ended May 31, 2002 to $422,393 from $999,344 for the same quarter 2001. Gross profit for the quarter ended May 31, 2002 was $156,215, compared to only $14,992 for the first quarter of 2001.

Operating expenses for the first quarter of 2002 were $276,899 or ($523,407) below operating expense for first quarter 2001 at $800,306. This decrease can be attributed primarily to cost savings from lowered salaries and personnel reduction measures, executed by AES' management.

Interest expense and other expenses decreased to $109,363 for the first quarter ended May 31, 2002, from $267,884 for the first quarter in 2001. As a result, net profit (loss) for the first quarter 2002 was ($230,047) an improvement of $823,151over first quarter loses of ($1,053,198) during 1st quarter 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended May 31, 2002, the working capital deficit decreased $6,105 when compared to the deficit at February 28, 2002 of $4,900,670. The short term cash flows have been inadequate to overcome the working capital deficit, thus hindering AES' ability to take advantage of slightly improved economic conditions as well as it's ability to move forward more aggressively with the Company's strategic plans. However, the Company has successfully negotiated advance payments from many customers and has pledged against letters of credit established by customers. The company has entered into a best efforts agreement with Mr. Roy W. Hill to restructure AES' outstanding debt.

     There were no capital expenditures during the quarter ended May 31, 2002, nor are any planned or expected in the near term. Only upon a very significant improvement in the Company's financial position, will capital expenditures be considered, and then only after diligent consideration and within stringent guidelines.


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


DATE: JULY 25, 2002                         /S/ LARRY S. ELLIOT
                                            ---------------------------------
                                                LARRY S. ELLIOT,
                                                CHAIRMAN OF THE BOARD, SENIOR
                                                VICE PRESIDENT AND
                                                PRINCIPAL ACCOUNTING OFFICER