Form 10QSB
period 2002-08-31
AMERICAN ENERGY SERVICES INC
filed 2002-10-15
CIK 1068205

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2002

[  ]    TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

                  For the transition period from _____ to _____

                         Commission file number 0-24819

                         AMERICAN ENERGY SERVICES, INC.
                         ------------------------------

                   Texas                                 76-0279288
      ----------------------------------     -----------------------------------
     (State  or  other  jurisdiction  of     (IRS  Employer Identification  No.)
     incorporation  or  organization)


                        7224 Lawndale, Houston, TX 77012
                        --------------------------------
                    (Address of principal executive offices)


                                  713-928-5311
                                  ------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  the past 90 days. Yes  X   No
                                                                    ---     ---
     As of October 15, 2002, there were 21,631,656 shares of Common Stock outstanding.

                         PART I.  FINANCIAL INFORMATION


Item  1.                     Financial  Statements
                             ---------------------

                         AMERICAN ENERGY SERVICES, INC.
                         ------------------------------
                                 BALANCE SHEETS
                                 --------------
                                   (Unaudited)
                                   -----------

                                     ASSETS
                                     ------

                                                     August 31,   February 28,
                                                        2002          2002
                                                    ------------  -----------
Current Assets:
  Cash and cash equivalents                          $     1,581  $     6,130
  Accounts receivable - trade, net of $156.000 and       415,375      459,669
  59,493 reserve, respectively.
  Accounts receivable - other                             15,180           --
  Prepaids and other                                     317,000       92,000
  Costs in excess of billings on uncompleted
    contracts                                            377,858      259,380
Inventories                                            1,701,975    1,753,008
                                                    ------------  -----------
     Total Current Assets                              2,828,969    2,570,187

Property, Plant and Equipment:
  Machinery and equipment                              1,541,251    1,541,251
  Furniture and fixtures                                 327,541      327,541
  Vehicles                                                83,423       83,423
  Buildings and Improvements                             226,510      226,510
  Land                                                    76,894       76,894
                                                    ------------  -----------
                                                       2,255,619    2,255,619
Less:  accumulated depreciation                       (1,211,181)  (1,145,181)
                                                    ------------  -----------
                                                       1,044,438    1,110,438

Trademarks, patents, and drawings                      1,561,441    1,504,123
Less:  accumulated depreciation                         (718,037)    (650,037)
                                                     ------------  -----------
                                                         843,404      854,086

Deferred tax asset                                            --           --
                                                    ------------  -----------

  Total Assets                                       $ 4,716,811    4,534,711
                                                    ============  ===========



   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                         ------------------------------

                            BALANCE SHEETS(Continued)
                            -------------------------

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                 ----------------------------------------------

<BTB>
                                                    August  31,       February  28,
                                                       2002               2002
                                                 ---------------     ---------------
Current  Liabilities:
  Notes  payable                                 $     2,591,547     $     2,681,547
  Current  portion  of  long-term  debt                1,186,369           1,186,369
  Accounts  payable  and  accrued  expenses              798,827             640,876
  Federal  payroll  taxes  due                           763,218             693,107
  Accrued  interest                                    1,403,217           1,182,958
  Estimated  litigation  damages                            1,086,000           1,086,000
  Billings  in  excess  of  costs  and  estimated
    earnings  on  uncompleted  contracts                      --                  --
  Advances  from  officers                                              --                  --
      Total  Current  Liabilities                      7,829,178           7,470,857

  Convertible  Debentures                                810,000             810,000
                                                 ---------------     ---------------
      Total  Liabilities                               8,639,178           8,280,857
                                                 ---------------     ---------------
Stockholders'  (Deficit)  :
  Common  stock  -  $.001  par  value,
    100,000,000  shares authorized;  21,631,656
    and  20,461,656  shares issued  and  outstanding
    at  August  31,  2002 and  February  28,  2002,
    respectively                                          21,632             20,462
  Paid-in  capital                                     6,301,690          6,076,690
  Common  stock  subscriptions  -  officers  and
    directors                                           (465,000)          (465,300)
  Accumulated  other  comprehensive  loss               (404,224)                --
  (Accumulated  deficit)                              (9,377,998)        (9,377,998)
                                                 ---------------     ---------------
  Total  Stockholders'  (Deficit)  Equity             (3,922,367)        (3,746,146)
                                                 ---------------     ---------------
  Total  Liabilities  and  Stockholders'
    (Deficit)  Equity                            $     4,716,811     $    4,534,711
                                                 ===============     ===============


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                         ------------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                                   (Unaudited)
                                   -----------


                                           Three Months Ended       Six Months Ended
                                           ------------------       ----------------
                                               August 31,               August 31,
                                         ---------------------------------------------------
                                             2002     2001            2002          2001
                                             ----     ----            ----          ----


Net Sales                                   656,801   $  450,515    1,235,409   $ 1,520,733
Cost of sales                               494,588      185,017      916,981     1,449,963
                                         -----------  ------------------------  ------------
      Gross profit(loss)                    162,213      265,498      318,428        70,770
Operating expenses                          225,494      241,244      502,393     1,058,814
                                         -----------  ------------------------  ------------
      Income(loss) from operations          (63,281)      24,254     (183,965)     (988,044)

Other expenses (income):
      Interest, net                         110,896      100,624      220,259       216,355
      Other, net                                        (222,571)                   (76,876)
                                         -----------  ------------------------  ------------
                                            110,896     (121,947)     220,259       139,479
                                         -----------  ------------------------  ------------
      Net (loss) before taxes              (174,177)     146,201     (404,224)   (1,127,523)

Income tax (expense) benefit                      --           --          --            --
                                         -----------  ------------------------  ------------

      Net (loss)                           (174,177)      146,201    (404,224)   (1,127,523)
                                         ===========  ========================  ============

Basic and diluted (loss) per share            (0.01)         0.01       (0.02)        (0.07)
                                         ===========  ========================  ============

Basic weighted average shares
      outstanding                        21,631,656    16,187,123   21,631,656    16,187,123
                                         ===========  ========================  ============

Diluted weighted average shares
      outstanding                        21,631,656    16,187,123   21,631,656    16,187,123
                                         ===========  ========================  ============

               AMERICAN ENERGY SERVICES, INC.
              STATEMENT OF COMPREHENSIVE LOSS


                                           Three Months Ended       Six Months Ended
                                           ------------------       ----------------
                                               August 31,               August 31,
                                         ---------------------------------------------------
                                             2002     2001            2002          2001
                                             ----     ----            ----          ----

Net (loss)                                 (174,177)  $   146,201     (404,224) (1,127,523)
Other  comprehensive  income  (loss)             --            --           --          --
                                         -----------  -----------  ------------ -----------
Comprehensive (loss)                       (174,177)   (1,127,523)    (404,224) (1,127,523)
                                         ===========  ===========  ============ ===========


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                         ------------------------------
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
             -------------------------------------------------------

           For the Quarter Ended August 31, 2002 and February 28, 2002
           -----------------------------------------------------------



                                        Capital Stock                     Common                              Total
                                        -------------         Paid-in     Stock          (Accumulated   Stockholders'
                                        Shares     Amount     Capital     Subscriptions   Deficit)     (Deficit)Equity
                                        ------     ------     -------     -------------   -----------   ---------------

Balance, February 28, 2001              15,460,717  $ 15,461  $4,648,380           --   $(7,142,356)  $(2,478,515)
                                        ==========  ========  ===========  ===========  ============  ============

Common Stock Issued for:

  Cash                                      75,000        75      48,760           --            --        48,835
  Officers and directors                   250,000       250     194,750           --            --       195,000
  Shares issued to escrow                1,200,000     1,200      (1,200)          --            --            --
  Accounts payable and
    accrued liabilities                  1,562,991     1,563     286,129           --            --       287,692
  Subscribed by officers and directors     990,000       990     464,310     (465,300)           --            --

  Financial consultants                    922,948       923     488,288                         --       489,211


Net Loss                                        --        --                             (2,235,642)   (2,235,642)
                                        __________  ________  ___________  ___________  ____________  ____________
Balance, February 28, 2002              20,461,656  $ 20,462  $6,076,690   $ (465,300)  $(9,377,998)  $(3,746,146)
                                        ==========  ========  ===========  ===========  ============  ============

Common Stock Issued for:
  Financial consultants                  1,170,000     1,170     225,000                         --       226,170

Net Loss                                        --        --          --                   (293,328)     (293,328)
                                        __________  ________  ___________  ___________  ____________  ____________
Balance, August 31, 2002                21,631,656  $ 21,632  $6,301,690   $ (465,300)  $(9,671,326)  $(3,813,004)
                                        ==========  ========  ===========  ===========  ============  ============

   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                         ------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

<BTB>

                                                                  For the Six Months Ended
                                                               -------------------------------
                                                                       August  31,       August 31,
                                                                     2002             2001
                                                               ---------------   -------------
Cash  Flows  from  Operating  Activities:
  Net  (loss)                                                  $     (404,224)   $    146,201
  Adjustments  to  reconcile  net  income  to
    cash  provided  by  operating  activities:
    Depreciation  and  amortization                                   134,000          67,000
    Provision  for  bad  debts                                             --              --
    Changes  in  operating  assets  and  liabilities:
      (Increase)  decrease  in  accounts  receivable                   44,294         (67,548)
      (Increase)Decrease  in  other  receivables                      (15,180)        (46,311)
      Decrease  in  income  tax  receivable                                         --              --
      (Increase)Decrease  in  costs  and  estimated
       earnings in excessof  billings  on  uncompleted
       contracts                                                                      (118,478)        460,221
      (Decrease)  increase  in  advances  from  officers                   --              --
      (Increase)  decrease  in  inventories                            51,033          17,945
      Decrease  (increase) in prepaids and other                      225,000              --
      Decrease  in  deferred  tax  asset                                   --              --
      (Increase)  decrease  in  other  assets                              --        (465,000)
      (Decrease)  increase  in  accounts  payable/accrued
        liabilities                                                   105,720        (578,898)
      (decrease) Increase in Federal payroll taxes due                122,342        (338,046)
      Increase  in  accrued  interest  payable                        220,259         136,220
      Increase  in  estimated  litigation  damages                               --          49,270
      Stock  issued  for  services                                    225,000              --
      Increase  (decrease)  in  billings  in  excess  of
        costs and estimated  earnings  on  uncompleted
        contracts                                                          --        (185,398)
                                                                -------------    -------------
      Net  Cash  Used  by  Operating  Activities                      141,229        (804,344)

Cash  Flows  from  Investing  Activities:
     Purchase  of  property,  plant  and  equipment                                        --
     Purchase  of  certificates  of  deposit                                           (6,130)
     Purchase  of  trademarks,  patents  and  drawings               (57,318)         (18,055)
                                                                -------------    -------------
      Net  Cash  Used  in  Investing  Activities                    (57,318)          (24,185)
Cash  Flows  from  Financing  Activities:
     Proceeds  from  sale  of  common  stock                              --          792,088
     Proceeds  from  the  sale  of  warrants                              --               --
     Proceeds  from  long-term  obligations,  net                         --               --
     Payments  of  long-term  obligations                                 --               --
     Payments  of  notes  payable                                    (90,000)              --
     Proceeds  from  note  payable,  net                                  --               --
     Payments  of  capital  leases                                                    --               --
                                                                -------------    -------------
       Net  Cash Provided by Financing Activities                    (90,000)         767,903
                                                                -------------    -------------
Net  (decrease)  increase  in  cash  and  cash  equivalents           (6,019)         (36,041)

Cash  and  cash equivalents at beginning of period                     6,130            9,763
                                                                -------------    -------------
             Cash  and  cash  equivalents  at  end  of period   $         11     $    (26,678)
                                                                =============    =============

   The accompanying notes are an integral part of these financial statements.

                            AMERICAN ENERGY SERVICES
                            ------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE  1  -  General
-------------------

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

NOTE  2  -  Revenue  Recognition
--------------------------------

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

NOTE  3  --  Income  Taxes
--------------------------

     A pre-tax income or loss results in an income tax expense or benefit, respectively. With pre-tax income, the tax expense is easily calculated and accrued at the standard corporate rate

NOTE  4  -(LOSS)  PER  SHARE
----------------------------

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly, but also provides the effect to the impact of convertible securities, such as common stock warrants, if dilutive, would have on net income and average common shares outstanding if converted.


NOTE  5-GOING  CONCERN
----------------------


The following information is derived from the accompanying financial statements:

                                        August  31,       August 31,
                                           2002             2001
                                     ---------------   -------------
     Gross  (loss)  profit           $     162,213     $     265,498

     Net  (loss)Income               $    (174,177)    $     146,201

     Net  current  liabilities in
       excess of current assets      $   (5,000,209)   $  (3,654,017)

     Accumulated  (deficit)          $   (9,377,998)   $  (7,142,356)

     Stockholders'  (deficit)        $   (3,922,367)   $  (1,607,992)

---------------------------------------


Included in the above noted net current liabilities amount at August 31, 2002, are estimated litigation damages of $1,228,435 (including interest) and $724,116 in delinquent federal payroll taxes (including penalties and interest). Additionally, the Company was in default on substantially all of its notes payable, long-term debt and capital lease agreements. No waivers have been obtained for the defaults. There are significant uncertainties surrounding the Company's ability to continue its operations and to satisfy its creditors on a timely basis

The company has been in default on four loans shared by Metro and the U.S. Ex-Im Bank since September 1999. The loans total $3,300,000 in principal, and approximately $900,000 in interest. The company is in negotiations with the banks to restructure this debt, through the efforts of Mssrs. Richard L. Fuqua and Roy W. Hill. If successful, the proposed restructured debt would reduce the total amount due to the banks by at least one half, and would provide additional working capital for the company, all on more favorable terms. If the debt is restructured as planned, it will allow the company to reduce its interest expense significantly. There can be no assurance that the company will be able to restructure its debts with the banks, but, legal representatives of AES are currently in the phase of negotiating closing documents (related to the proposed restructuring) with representatives of the banks.

Although there is no assurance that a final agreement will be reached, since Mr. Hill has become the company's consultant, verbal agreements have been reached with most of the company's major creditors. Many of these creditors are now negotiating final settlement documentation with AES, which, hopefully, will be concluded in the near future. If a closing occurs on this documentation, it will reduce the company's outstanding debt by as much as $3.5MM. Additional negotiations are presently underway with the remaining major creditors with which Mr. Hill has not reached any agreement. The company anticipates reaching satisfactory conclusions concerning these debts, as well, during the next three to six months. In the event this sequence of events occurs in the described fashion, the company expects to experience an improved asset to debt ratio in the near future.

Simultaneously, with ongoing debt negotiations, the company is in the process of re-establishing open lines of credit with the company's major raw material suppliers. Mr. Hill, additionally, is presently negotiating an open line of credit with a major US bank that would provide periodic working capital for the company, with respect to the company's future short-term needs. At the present time, the company is seeking development of and receiving, larger orders for the company's available product lines. If this progress continues to increase, the cash flow generated from ongoing operations should be of significant benefit in reducing and or eliminating the company's remaining outstanding indebtedness.



Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
                                  of Operations
                                  -------------

                           Forward-Looking Statements
                           --------------------------

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


                              Results of Operations
                              ---------------------

Quarter  Ended  August  31,  2002  versus  Quarter  Ended  August  31,  2001

Revenues for the three months ended, August 31, 2002 were $656,801 compared to $450,515 for the same period in 2001. The continued low revenues can be attributed primarily to cash flow limitations which adversely affect production.

Cost of sales increased in the quarter ended August 31, 2002 to $494,568 from $185,017 for the same quarter 2001. Gross profit for the quarter ended August 31, 2002 was $162,213, compared to $265,498 for the second quarter of 2001.

Operating expenses for the second quarter of 2002 were $225,494 or ($15,750) below operating expense for second quarter 2001 at $241,244. This decrease can be attributed primarily to cost savings from lowered salaries and personnel reduction measures, executed by AES' management.

Interest Expense and other expenses totaled 110,896 for the second quarter ended August 31, 2002 compared with other non-recurring income of (121,571) for the second quarter of 2001.

As a result net profit (loss) before taxes for the second quarter ended August 31, 2002 was (174,177) which was lower than the net profit before taxes of 146,201 for the second quarter ended 2001. As stated above the profit for the second quarter 2001 was affected by a non-recurring income of $222,571 during that quarter.

                              Results of Operations
                              ---------------------


Six  Months  Ended  August  31,  2002  versus  Six Months Ended  August 31, 2001

Revenues for the six months ended August 31, 2002 were $1,235,409 compared to $1,520,733 for the same period in 2001. As discussed previously the continued low revenues can be primarily attributed to cash flow limitations.

Cost of sales decreased $532,982 for the six months ended August 31, 2002 to $916,981 as compared to $1,449,963 for the same six month period in 2001. This decrease can be attributed to the nature of projects being produced in 2002 which have a higher gross margin.

Operating expenses for the six months ended August 31, 2002 decreased $556,421 as compared to the same period for 2001. As previously mentioned this large decrease is attributed to the efforts of AES management to lower cost by reducing salaries and personnel.

Interest expense and other expenses for the six months ended August 31, 2002 was $220,259 or $80,780 more than the six months ended August 31, 2001. This is attributed to the non-recurring income of $76,876 for last year.

As a result net profit (loss) before taxes for the six months ended August 31, 2002 is $404,224 as compared to $1,127,523 for the same period in 2001. This improvement can be attributed to the type of project AES has been involved with this year as well as the aggressive cost reducing efforts of management.


                         Liquidity and Capital Resources
                         -------------------------------


     During the quarter ended August 31, 2002, the working capital deficit decreased $6,105 when compared to the deficit at February 28, 2002 of
$4,900,670. The short term cash flows have been inadequate to overcome the working capital deficit, thus hindering AES' ability to take advantage of slightly improved economic conditions as well as it's ability to move forward more aggressively with the Company's strategic plans. However, the Company has successfully negotiated advance payments from many customers and has pledged against letters of credit established by customers. The company has entered into a best efforts agreement with Mr. Roy W. Hill to restructure AES' outstanding debt.

     There were no capital expenditures during the quarter ended August 31, 2002, nor are any planned or expected in the near term. Only upon a very significant improvement in the Company's financial position, will capital expenditures be considered, and then only after diligent consideration and within stringent guidelines.

Item  3.  Controls  and  Procedures

(a) Disclosure controls and procedures . Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Patrick Elliot, the Company's Chief Executive Officer, and Larry Elliot, its Chairman of the Board of Directors and the Principal Accounting Officer, supervised and participated in this evaluation. Based on this evaluation, Patrick Elliot and Larry Elliot concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.




                           PART II.  OTHER INFORMATION

Item  1.  Legal  Proceedings
          ------------------



     AES is involved in various legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amounts of ultimate liability, if any, with respect to these actions may materially affect the financial position or future results of operations of the Company. Refer to AES 10 KSB February 28, 2002 item 3 for more information on legal proceedings.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds:
          ------------------------------------------------

None.

Item  3.  Defaults  Upon  Senior  Securities:
          ----------------------------------

None.

Item  4.  Submission  of  Matters  to  Vote  of  Security  Holders.
          --------------------------------------------------------

None.

Item  5.  Other  Information.
          ------------------

None.


Item  6.  Exhibits  and  Reports  on  Form  8-K:
          -------------------------------------

          a)     Exhibits

99.1 Certification of Patrick Elliot pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Larry Elliot pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)     Reports  of  Form  8-K

The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


AMERICAN  ENERGY  SERVICES,  INC.

Date:  October  15,  2002          /s/  Patrick  Elliot
                                   ---------------------
                                   Patrick  Elliot,  Director,  President
                                   and  CEO

                                   /s/  Larry Eliott
                                   ----------------------
                                   Larry Elliot, Chairman of the Board of
                                   Directors and Principal Accounting Officer

                                 CERTIFICATIONS


I,  Patrick  Elliot,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of American Energy Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  October  15,  2002                    /s/  Patrick  Elliot
                                                  --------------------
                                                  Patrick  Elliot
                                                  Director,  President  and
                                                  Chief  Executive  Officer

                                 CERTIFICATIONS


I,  Larry  Elliot,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of American Energy Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  October  15,  2002                    /s/  Larry  Elliot
                                                  ------------------
                                                  Larry  Elliot
                                                  Chairman  of  the  Board  of
                                                  Directors  and  Principal
                                                  Accounting  Officer