Form 10QSB/A
period 2002-08-31
AMERICAN ENERGY SERVICES INC
filed 2002-10-30
CIK 1068205

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                Form 10-QSB A-1

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

                                     ASSETS
                                     ------

                                                     August 31,   February 28,
                                                        2002          2002
                                                    ------------  -----------
Current Assets:
  Cash and cash equivalents                          $     1,581  $     6,130
  Accounts receivable - trade, net of $156.000 and       413,542      459,669
  59,493 reserve, respectively.
  Accounts receivable - other                             15,180           --
  Prepaids and other                                     317,000       92,000
  Costs in excess of billings on uncompleted
    contracts                                            377,858      259,380
Inventories                                            1,701,975    1,753,008
                                                    ------------  -----------
     Total Current Assets                              2,827,136    2,570,187

Property, Plant and Equipment:
  Machinery and equipment                              1,541,251    1,541,251
  Furniture and fixtures                                 327,541      327,541
  Vehicles                                                83,423       83,423
  Buildings and Improvements                             226,510      226,510
  Land                                                    76,894       76,894
                                                    ------------  -----------
                                                       2,255,619    2,255,619
Less:  accumulated depreciation                       (1,211,181)  (1,145,181)
                                                    ------------  -----------
                                                       1,044,438    1,110,438

Trademarks, patents, and drawings                      1,561,441    1,504,123
Less:  accumulated depreciation                         (718,037)    (650,037)
                                                     ------------  -----------
                                                         843,404      854,086

Deferred tax asset                                            --           --
                                                    ------------  -----------

  Total Assets                                       $ 4,714,978    4,534,711
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

                         AMERICAN ENERGY SERVICES, INC.
                         ------------------------------

                            BALANCE SHEETS(Continued)
                            -------------------------

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                 ----------------------------------------------

                                                    August  31,       February  28,
                                                       2002               2002
                                                 ---------------     ---------------
Current  Liabilities:
  Notes  payable                                 $     2,591,547     $     2,681,547
  Current  portion  of  long-term  debt                1,186,369           1,186,369
  Accounts  payable  and  accrued  expenses              798,827             640,876
  Federal  payroll  taxes  due                           763,218             693,107
  Accrued  interest                                    1,403,217           1,182,958
  Estimated  litigation  damages                            1,086,000           1,086,000
  Billings  in  excess  of  costs  and  estimated
    earnings  on  uncompleted  contracts                      --                  --
  Advances  from  officers                                              --                  --
      Total  Current  Liabilities                      7,829,178           7,470,857

  Convertible  Debentures                                810,000             810,000
                                                 ---------------     ---------------
      Total  Liabilities                               8,639,178           8,280,857
                                                 ---------------     ---------------
Stockholders'  (Deficit)  :
  Common  stock  -  $.001  par  value,
    100,000,000  shares authorized;  21,631,656
    and  20,461,656  shares issued  and  outstanding
    at  August  31,  2002 and  February  28,  2002,
    respectively                                          21,632             20,462
  Paid-in  capital                                     6,301,690          6,076,690
  Common  stock  subscriptions  -  officers  and
    directors                                           (465,300)          (465,300)
  Accumulated  other  comprehensive  loss               (404,224)                --
  (Accumulated  deficit)                              (9,377,998)        (9,377,998)
                                                 ---------------     ---------------
  Total  Stockholders'  (Deficit)  Equity             (3,924,200)        (3,746,146)
                                                 ---------------     ---------------
  Total  Liabilities  and  Stockholders'
    (Deficit)  Equity                            $     4,714,978     $    4,534,711
                                                 ===============     ===============


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

                         AMERICAN ENERGY SERVICES, INC.
                         ------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                                  For the Six Months Ended
                                                               -------------------------------
                                                                       August  31,       August 31,
                                                                     2002             2001
                                                               ---------------   -------------
Cash  Flows  from  Operating  Activities:
  Net  (loss)                                                  $     (404,224)   $    146,201
  Adjustments  to  reconcile  net  income  to
    cash  provided  by  operating  activities:
    Depreciation  and  amortization                                   134,000          67,000
    Provision  for  bad  debts                                             --              --
    Changes  in  operating  assets  and  liabilities:
      (Increase)  decrease  in  accounts  receivable                   46,127         (67,548)
      (Increase)Decrease  in  other  receivables                      (15,180)        (46,311)
      Decrease  in  income  tax  receivable                                         --              --
      (Increase)Decrease  in  costs  and  estimated
       earnings in excessof  billings  on  uncompleted
       contracts                                                                      (118,478)        460,221
      (Decrease)  increase  in  advances  from  officers                   --              --
      (Increase)  decrease  in  inventories                            51,033          17,945
      Decrease  (increase) in prepaids and other                     (225,000)             --
      Decrease  in  deferred  tax  asset                                   --              --
      (Increase)  decrease  in  other  assets                              --        (465,000)
      (Decrease)  increase  in  accounts  payable/accrued
        liabilities                                                   105,720        (578,898)
      (decrease) Increase in Federal payroll taxes due                122,342        (338,046)
      Increase  in  accrued  interest  payable                        220,259         136,220
      Increase  in  estimated  litigation  damages                               --          49,270
      Stock  issued  for  services                                    225,000              --
      Increase  (decrease)  in  billings  in  excess  of
        costs and estimated  earnings  on  uncompleted
        contracts                                                          --        (185,398)
                                                                -------------    -------------
      Net  Cash  Used  by  Operating  Activities                      141,599        (804,344)

Cash  Flows  from  Investing  Activities:
     Purchase  of  property,  plant  and  equipment                                        --
     Purchase  of  certificates  of  deposit                                           (6,130)
     Purchase  of  trademarks,  patents  and  drawings               (57,318)         (18,055)
                                                                -------------    -------------
      Net  Cash  Used  in  Investing  Activities                    (57,318)          (24,185)
Cash  Flows  from  Financing  Activities:
     Proceeds  from  sale  of  common  stock                           1,170          792,088
     Proceeds  from  the  sale  of  warrants                              --               --
     Proceeds  from  long-term  obligations,  net                         --               --
     Payments  of  long-term  obligations                                 --               --
     Payments  of  notes  payable                                    (90,000)              --
     Proceeds  from  note  payable,  net                                  --               --
     Payments  of  capital  leases                                                    --               --
                                                                -------------    -------------
       Net  Cash Provided by Financing Activities                    (88,830)         767,903
                                                                -------------    -------------
Net  (decrease)  increase  in  cash  and  cash  equivalents           (4,549)         (36,041)

Cash  and  cash equivalents at beginning of period                     6,130            9,763
                                                                -------------    -------------
             Cash  and  cash  equivalents  at  end  of period   $      1,581     $    (26,678)
                                                                =============    =============

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


NOTE  5-GOING  CONCERN
----------------------


The following information is derived from the accompanying financial statements:

                                        August  31,       August 31,
                                           2002             2001
                                     ---------------   -------------
     Gross  (loss)  profit           $     162,213     $     265,498

     Net  (loss)Income               $    (174,177)    $     146,201

     Net  current  liabilities in
       excess of current assets      $   (5,002,042)   $  (3,654,017)

     Accumulated  (deficit)          $   (9,377,998)   $  (7,142,356)

     Stockholders'  (deficit)        $   (3,924,200)   $  (1,607,992)

---------------------------------------


Included in the above noted net current liabilities amount at August 31, 2002, are estimated litigation damages of $1,228,435 (including interest) and $724,116 in delinquent federal payroll taxes (including penalties and interest). Additionally, the Company was in default on substantially all of its notes payable, long-term debt and capital lease agreements. No waivers have been obtained for the defaults. There are significant uncertainties surrounding the Company's ability to continue its operations and to satisfy its creditors on a timely basis

The company has been in default on four loans shared by Metro and the U.S. Ex-Im Bank since September 1999. The loans total $3.3MM in principal, and approximately $900K in interest. The company is in negotiations with the banks to restructure this debt, through the efforts of Mssrs. Richard L. Fuqua and Roy
W. Hill. If successful, the proposed restructured debt would reduce the total amount due to the banks by at least one half, and would provide additional working capital for the company, all on more favorable terms. If the debt is restructured as planned, it will allow the company to reduce its interest expense significantly. There can be no assurance that the company will be able to restructure its debts with the banks, but, legal representatives of AES are currently in the phase of negotiating closing documents (related to the proposed restructuring) with representatives of the banks.

Although there is no assurance that a final agreement will be reached, since Mr. Hill has become the company's consultant, verbal agreements have been reached with most of the company's major creditors. Many of these creditors are now negotiating final settlement documentation with AES, which, hopefully, will be concluded in the near future. If a closing occurs on this documentation, it will reduce the company's outstanding debt by as much as $3.5MM. Additional negotiations are presently underway with the remaining major creditors with which Mr. Hill has not reached any agreement. The company anticipates reaching satisfactory conclusions concerning these debts, as well, during the next three to 6 months. In the event this sequence of events occurs in the described fashion, the company expects to experience an improved asset to debt ratio in the near future.

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


                         Liquidity and Capital Resources
                         -------------------------------


     During the quarter ended August 31, 2002, the working capital deficit increased $101,372 when compared to the deficit at February 28, 2002 of $4,900,670. The short term cash flows have been inadequate to overcome the working capital deficit, thus hindering AES' ability to take advantage of slightly improved economic conditions as well as it's ability to move forward more aggressively with the Company's strategic plans. However, the Company has successfully negotiated advance payments from many customers and has pledged against letters of credit established by customers. The company has entered into a best efforts agreement with Mr. Roy W. Hill to restructure AES' outstanding debt.

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


AMERICAN  ENERGY  SERVICES,  INC.

Date:  October  15,  2002          /s/  Patrick  Elliot
                                   ---------------------
                                   Patrick  Elliot,  Director,  President
                                   and  CEO,

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect eh registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect eh registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  October  15,  2002                    /s/  Larry  Elliot
                                                  ------------------
                                                  Larry  Elliot
                                                  Chairman  of  the  Board  of
                                                  Directors  and  Principal
                                                  Accounting  Officer

EXHIBIT  99.1

                         AMERICAN ENERGY SERVICES, INC.
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Energy Services, Inc. (the "Company") on Form 10-QSB for the period ending August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick Elliot, the Chief Executive Officer, President and Director of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                             /s/  Patrick  Elliot
                                             --------------------
                                             Patrick  Elliot
                                             CEO,  President  and  Director
October  15,  2002

EXHIBIT  99.2

                         AMERICAN ENERGY SERVICES, INC.
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Energy Services, Inc. (the "Company") on Form 10-QSB for the period ending August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Larry Elliot, the Chairman of the Board of Directors and the Principal Accounting Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                             /s/  Larry  Elliot
                                             ------------------
                                             Larry  Elliot
                                             Chairman of the Board of Directors
                                             and the Principal Accounting
                                             Officer
October  15,  2002