Form 10QSB
period 2002-09-30
AMERICAN ENERGY SERVICES INC
filed 2002-11-19
CIK 1068205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2002; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

              For the transition period _________ to __________

                    Commission File Number: 000-26261

                     AMERICAN FIRE RETARDANT CORP.

             (Exact name of Registrant as specified in its charter)


            NEVADA                                            88-03826245
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

9316 Wheatlands Road, Suite C, Santee, California               92071
 (Address of principal executive offices)                      Zip Code)

                                 (619) 258-3640
           (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On September 30, 2002 there were 28,331,488 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

This Form 10-QSB has 26 pages; the Exhibit Index is located at page 22.

                                INDEX TO FORM 10-QSB
                                  September 30, 2002

PART I. Financial Information                                           Page No.

Item 1 Financial Statements

Condensed Balance Sheets as of September 30, 2002 (unaudited) and as of
December 31, 2001                                                              4

Condensed Statements of Operations (unaudited) for the nine months and
three months ended September 30, 2002 and 2001                                 6

Condensed Statements of Stockholders' Equity for the period ended
September 30, 2002(unaudited)                                                  7

Condensed Statements of Cash Flows (unaudited) for the nine months
ended September 30, 2002 and 2001                                             10

Notes to Financial Statements                                                 12

Item 2 Management's Discussion and Analysis of Financial
Condition or Plan of Operation                                                14

PART II. Other Information

Item 1. Legal Proceedings                                                     20
Item 2. Changes in Securities                                                 21
Item 3. Defaults Upon Senior Securities                                       21
Item 4. Submission of Matters to a Vote of Security Holders                   21
Item 5. Other Information                                                     21
Item 6. Exhibits and Reports on Form 8-K                                      22

Signatures                                                                    26

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

Set forth below are the balance sheets as of September 30, 2002 (unaudited) and December 31, 2001, and the results of operations for the three months and nine months ended September 30, 2002 and 2001(unaudited) and cash flows for the nine months ended September 30, 2002 and 2001. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations and changes in its financial position for the period then ended, have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 Balance Sheets


                                     ASSETS

                                           September 30,            December 31,
                                               2002                     2001
                                           ------------             ------------
                                          (Unaudited)
CURRENT ASSETS

   Cash ....................               $   12,695               $     --
   Inventory ...............                   35,421                   87,594
   Accounts receivable, net                   129,462                  419,046
                                           ----------               ----------

     Total Current Assets ..                  177,578                  506,640
                                           ----------               ----------

PROPERTY AND EQUIPMENT, NET                    67,214                  187,942
                                           ----------               ----------

OTHER ASSETS

   Restricted cash .........                  432,024                  419,138
   Intangible assets, net ..                    9,090                   16,500
   Deposits and other assets                   14,349                   14,349
                                           ----------               ----------

     Total Other Assets ....                  455,463                  449,987
                                           ----------               ----------

     TOTAL ASSETS ..........               $  700,255               $1,144,569
                                           ==========               ==========






















                 The accompanying notes are an integral part of
                          these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                             September 30,     December 31,
                                                                 2002              2001
                                                             ------------      -----------
                                                             (Unaudited)
CURRENT LIABILITIES

   Cash overdraft ....................................     $       --        $     20,826
   Accounts payable ..................................          368,808           337,146
   Accrued expenses ..................................        1,077,947         1,207,208
   Shareholder loans .................................          221,520           231,573
   Notes payable, current portion ....................          317,934           286,035
   Capital leases, current portion ...................           16,076             5,866
   Line of credit ....................................        1,878,366         1,822,340
                                                           ------------      ------------

     Total Current Liabilities .......................        3,880,651         3,910,994
                                                           ------------      ------------

LONG-TERM LIABILITIES

   Notes payable .....................................          108,783           150,662
   Capital leases, long-term portion .................             --              14,210
                                                           ------------      ------------

     Total Long-Term Liabilities .....................          108,783           164,872
                                                           ------------      ------------

     Total Liabilities ...............................        3,989,434         4,075,866
                                                           ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 100,000,000
    shares authorized, 28,331,488 and 1,780,688 shares
    issued and outstanding, respectively .............           28,331             1,781
   Additional paid-in capital ........................        7,436,550         3,668,241
   Deferred compensation .............................         (578,133)             --
   Accumulated deficit ...............................      (10,175,927)       (6,601,319)
                                                           ------------      ------------

     Total Stockholders' Equity (Deficit) ............       (3,289,179)       (2,931,297)
                                                           ------------      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT) ...............................     $    700,255      $  1,144,569
                                                           ============      ============







                 The accompanying notes are an integral part of
                          these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Operations
                                   (Unaudited)


                                                           For the                                  For the
                                                       Nine Months Ended                       Three Months Ended
                                                         September 30,                             September 30,
                                               --------------------------------       ------------------------------------
                                                     2002                2001                 2002               2001
                                               --------------     -------------       ----------------       -------------

NET SALES ...........................        $    733,924         $  1,817,095         $    133,798         $    228,810

COST OF SALES .......................             322,510            1,109,689               68,776              268,503
                                             ------------         ------------         ------------         ------------

GROSS MARGIN ........................             411,414              707,406               65,022              (39,693)
                                             ------------         ------------         ------------         ------------

EXPENSES

Selling, general and administrative .           3,407,715            1,350,619            1,648,740              590,513
Payroll expense .....................             122,230              451,366               44,020              156,026
Travel and entertainment ............              55,428              120,463                4,125               12,046
Depreciation and amortization expense              49,324               57,056               16,690               22,218
Bad debt expense ....................             126,000               27,869              125,415                 --
                                             ------------         ------------         ------------         ------------

Total Expenses ......................           3,760,697            2,007,373            1,838,990              780,803
                                             ------------         ------------         ------------         ------------

LOSS FROM OPERATIONS ................          (3,349,283)          (1,299,967)          (1,773,968)            (820,496)
                                             ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSES)

Loss on disposal of assets ..........             (30,101)                --                   --                   --
Rental Income .......................               6,000                 --                   --                   --
Miscellaneous Income ................                 437                 --                     15                 --
Interest expense ....................            (201,661)            (371,462)             (67,770)            (130,828)
                                             ------------         ------------         ------------         ------------

Total Other Income (Expenses) .......            (225,325)            (371,462)             (67,755)            (130,828)
                                             ------------         ------------         ------------         ------------

LOSS BEFORE INCOME TAXES ............          (3,574,608)          (1,671,429)          (1,841,723)            (951,324)

PROVISION FOR INCOME TAXES ..........                --                   --                   --                   --
                                             ------------         ------------         ------------         ------------

NET LOSS ............................        $ (3,574,608)        $ (1,671,429)        $ (1,841,723)        $   (951,324)
                                             ============         ============         ============         ============

BASIC LOSS PER SHARE ................        $      (0.58)        $      (5.34)        $      (0.18)        $      (2.46)
                                             ============         ============         ============         ============

BASIC WEIGHTED AVERAGE SHARES .......           6,161,596              312,758           10,101,242              386,964
                                             ============         ============         ============         ============






                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                  Statements of Stockholders' Equity (Deficit)


                                                Common Stock
                                       -------------------------------       Paid-In          Deferred         Accumulated
                                         Shares              Amount          Capital        Compensation        (Deficit)
                                       ---------------  --------------  ----------------  ----------------  --------------

Balance, December 31, 2001 ...         1,780,688       $     1,781       $ 3,668,241       $      --          $(6,601,319)

January 8, 2002 common stock
 issued for services at $0.90
 per share (unaudited) .......           300,000               300           269,700          (180,000)              --

January 14, 2002 common stock
 issued for services at $0.80
 per share (unaudited) .......            25,000                25            19,975           (20,000)              --

January 15, 2002 common stock
 issued for services at $0.70
 per share (unaudited) .......           100,000               100            69,900           (70,000)              --

January 18, 2002 common stock
 issued for services at $0.80
 per share (unaudited) .......           100,000               100            79,900              --                 --

January 23, 2002 common stock
 issued for services at $0.80
 per share (unaudited) .......            35,000                35            27,965           (28,000)              --

January 28, 2002 common stock
 issued for services at $0.70
 per share (unaudited) .......           300,000               300           209,700          (210,000)              --

February 2, 2002 common stock
 issued for services at $0.60
 per share (unaudited) .......           150,000               150            89,850              --                 --

February 20, 2002 common stock
 issued for services at $0.40
 per share (unaudited) .......           250,000               250            99,750          (100,000)              --

February 27, 2002 common stock
 issued for services at $0.30
 per share (unaudited) .......           235,000               235            70,265           (70,500)              --

March 19, 2002 common stock
 issued for cash at $0.50
 per share (unaudited) .......           352,000               352           175,648              --                 --

March 22, 2002 common stock
 issued for cash at $0.50
 per share (unaudited) .......            10,000                10             4,990              --                 --
                                     -----------       -----------       -----------       -----------        -----------

Balance forward ..............         3,637,688       $     3,638       $ 4,785,884       $  (678,500)       $(6,601,319)
                                     -----------       -----------       -----------       -----------        -----------

                 The accompanying notes are an integral part of
                          these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                     Common Stock
                                           -------------------------------       Paid-In          Deferred        Accumulated
                                                Shares         Amount            Capital         Compensation      (Deficit)
                                           ---------------  --------------  ----------------  ----------------  --------------

Balance Forward ...................         3,637,688       $     3,638       $ 4,785,884       $  (678,500)       $(6,601,319)

April 9, 2002, common stock issued
 for services at $0.40 per share
 (unaudited) ......................            35,000                35            13,965              --                 --

April 19, 2002, common stock issued
 for services at $0.60 per share
 (unaudited) ......................           100,000               100            59,900              --                 --

April 19, 2002, common stock issued
 for cash at $0.50 per share
 (unaudited) ......................            51,000                51            25,449              --                 --

May 2, 2002, common stock issued
 for services at $0.60 per share
 (unaudited) ......................           600,000               600           359,400          (360,000)              --

May 17, 2002, common stock issued
 for services at $0.50 per share
 (unaudited) ......................           500,000               500           249,500          (250,000)              --

May 17, 2002, common stock issued
 for services at $0.50 per share
 (unaudited) ......................            20,000                20             9,950              --                 --

May 24, 2002, common stock issued
 for services at $0.40 per share
 (unaudited) ......................            50,000                50            19,950              --                 --

May 28, 2002, common stock issued
 for services at $0.40 per share
 (unaudited) ......................           800,000               800           319,200          (320,000)              --

June 21, 2002, common stock issued
 for services at $0.30 per share
 (unaudited) ......................           200,000               200            59,800              --                 --

June 27, 2002, common stock issued
 for services at $0.30 per share
 (unaudited) ......................           750,000               750           224,250          (225,000)              --

June 28, 2002, common stock issued
 for services at $0.40 per share
 (unaudited) ......................            34,500                34            13,765              --                 --

June 28, 2002, common stock issued
 for cash at $0.50 per share
 (unaudited) ......................            20,000                20             9,980              --                 --
                                            ---------       -----------       -----------       -----------        -----------

Balance Forward ...................         6,798,188       $     6,798       $ 6,151,023       $(1,833,500)       $(6,601,319)
                                            ---------       -----------       -----------       -----------        -----------

                 The accompanying notes are an integral part of
                          these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                     Common Stock
                                           -------------------------------         Paid-In             Deferred          Accumulated
                                                Shares            Amount           Capital           Compensation         (Deficit)
                                           ---------------  --------------    ----------------    ----------------    --------------

Balance Forward ........................     6,798,188       $      6,798       $  6,151,023       $ (1,833,500)       $ (6,601,319)

July 8, 2002, common stock issued for
 services at $0.30 (unaudited) .........       450,000                450            134,550               --                  --

July 11, 2002, common stock issued for
 services at $0.30 (unaudited) .........       750,000                750            224,250               --                  --

July 22, 2002, common stock issued for
 services at $0.20 (unaudited) .........        83,300                 83             16,577               --                  --

July 31, 2002, common stock issued for
 services at $0.20 (unaudited) .........       500,000                500             99,500               --                  --

August 1, 2002, common stock issued for
 services at $0.20 (unaudited) .........       550,000                550            109,450           (110,000)               --

August 5, 2002, common stock issued for
 services at $0.20 (unaudited) .........       250,000                250             49,750               --                  --

August 15, 2002, common stock issued for
 services at $0.10 (unaudited) .........       400,000                400             39,600            (40,000)               --

August 15, 2002, common stock issued for
 services at $0.10 (unaudited) .........       200,000                200             19,800               --                  --

September 23, 2002, common stock issued
 for services at $0.035 (unaudited) ....     1,500,000              1,500             51,000               --                  --

September 25, 2002, common stock issued
 for services at $0.028 (unaudited) ....     2,500,000              2,500             67,500            (70,000)               --

September 27, 2002, common stock issued
 for debt at $0.034 (unaudited) ........    11,200,000             11,200            369,600               --                  --

September 27, 2002, common stock issued
 for services at $0.034 (unaudited) ....     2,500,000              2,500             82,500               --                  --

September 27, 2002, common stock issued
 for services at $0.034 (unaudited) ....       650,000                650             21,450            (22,100)               --

Amortization of deferred compensation
 (unaudited) ...........................          --                 --                 --            1,497,467                --

Net loss for the nine months ended
 September 30, 2002 (unaudited) ........          --                 --                 --                 --            (3,574,608)
                                          ------------       ------------       ------------       ------------        ------------

Balance, September 30, 2002 ............    28,331,488       $     28,331       $  7,436,550       $   (578,133)       $(10,175,926)
                                          ============       ============       ============       ============        ============





                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                              For the Nine Months Ended
                                                                    SEPTEMBER 30,
                                                           ----------------------------------
                                                               2002                   2001
                                                           ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss .....................................          $(3,574,608)          $(1,671,429)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Common stock issued for services ...........            1,111,960               653,879
     Amortization of deferred compensation ......            1,497,467                  --
     Depreciation and amortization ..............               49,324                57,056
     Loss on disposal of assets .................               30,101                  --

   Change in Assets and Liabilities:
     (Increase) decrease in accounts receivable .              289,584                57,079
     (Increase) in deposits .....................                 --                    (800)
     (Increase) decrease in inventory ...........               52,173               (40,146)
     Decrease in prepaid expenses and intangibles                 --                   2,000
     (Increase) in restricted cash ..............              (12,886)             (100,518)
     Decrease in accounts payable ...............               31,662               347,441
     Increase in accrued expenses ...............              251,539               216,643
     Decrease in unearned revenue ...............                 --                 (18,223)
                                                           -----------           -----------

       Net Cash Used by Operating Activities ....             (273,684)             (497,018)
                                                           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets .....................                 --                 (24,250)
                                                           -----------           -----------

       Net Cash Used by Investing Activities ....                 --                 (24,250)
                                                           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in cash overdraft ........              (20,826)              (17,441)
   Proceeds from notes payable - related ........                 --                  62,577
   Payments on notes payable - related ..........              (10,053)              (38,038)
   Proceeds from sale of common stock ...........              226,500                  --
   Proceeds from notes payable ..................               36,832               305,910
   Proceeds from lines of credit ................               56,026               437,037
   Payment on notes payable .....................               (2,100)             (226,574)
                                                           -----------           -----------

       Net Cash Provided by Financing Activities               286,379               523,471
                                                           -----------           -----------

NET INCREASE IN CASH ............................               12,695                 2,203

CASH AT BEGINNING OF PERIOD .....................                 --                    --
                                                           -----------           -----------

CASH AT END OF PERIOD ...........................          $    12,695           $     2,203
                                                           ===========           ===========


                 The accompanying notes are an integral part of
                          these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                    For the Nine Months Ended
                                                                           SEPTEMBER 30,
                                                                   ------------------------------
                                                                       2002                2001
                                                                   ----------          ----------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

   Interest .............................................          $  201,661          $  321,076
   Income taxes .........................................          $     --            $     --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for conversion of accrued salaries          $  309,800          $     --
   Common stock issued for services .....................          $1,111,960          $  653,881
   Common stock issued for deferred compensation ........          $2,075,600          $     --































                 The accompanying notes are an integral part of
                          these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

          These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $10,175,927 which, as well as current liabilities in excess of current assets of $3,703,073, raise substantial doubt about its ability to continue as a going concern.

          Management is presently pursuing plans to increase sales volume, reduce administrative costs, and improve cash flows as well as obtain additional financing through stock offerings. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.

NOTE 3 - STOCK ISSUED FOR SERVICES

          During the nine months ended September 30, 2002 the Company has issued 26,550,800 shares of its common stock. The majority of these shares were issued for services to the Company.

          Some of the shares were issued for services that are to be performed in the future. The issuance of these shares for future services resulted in a total of $2,075,600 in deferred compensation based on the fair market value of the shares on the date of authorization. Through the nine month period ended September 30, 2002, a total of $1,497,467 had been recognized as compensation expense based on the service arrangements.

NOTE 4 - FORECLOSURE ON LAND AND BUILDING

          In May 2002 one of the Company's creditors foreclosed on their note to the Company. The note was secured by land and a building. The Company has recorded a loss on the disposal of this property of $30,101. Since the fair value of the property exceeded the amount of the note to the creditor, the Company believes there will be no further recourse against the Company in this matter.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 5 - CONTINGENT LIABILITIES

          Management has identified that the issuance of some shares of the Company's common stock to certain employees and non-employed consultants for services rendered during the year ended December 31, 2001 and the period ended September 30, 2002, were issued in violation of Section 5 of the Securities Act of 1933, as amended. The Company may be subject to various actions and remedies as a result of these violations which, if made, could result in additional liability that could have a materially adverse effect on the Company's financial statements. The likelihood of such actions and remedies and the amount of any potential liability, if any, is not readily determinable. Accordingly, no related liability has been included in the accompanying financial statements.

NOTE 6 - REVERSE SPLIT

          In September 2002 the Company reverse split its common stock on a 1 for 10 basis. All references to common stock and per share data have been retroactively restated to show the effect of the reverse split.

NOTE 7 - SUBSEQUENT EVENT-PREFERRED STOCK

          On October 3, 2002, the Company amended its articles of incorporation to authorize 10,000,000 shares of preferred stock with a par value of $0.001. The preferred shares are to be issued as approved by the board of directors in one or more series. Each series shall have its terms, preferences and other special rights, stated in the resolution to issue such shares.

          On October 8, 2002, a Certificate of Determination was executed relating to rights and preferences associated with 2,500,000 shares of Series A convertible preferred stock. These Series A shares are senior to the Company's common shares, they have the same voting rights as the common shares on a 10 to 1 basis, and are convertible, at the option of the holder, into ten shares of common stock.

          On October 9, 2002, the board of directors authorized the issuance of 2,500,000 shares of the newly designated Series A convertible preferred stock to the Company's president in satisfaction of $50,000 in accrued salary.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Forward Looking Statements

Certain statements contained in this report that are not historical fact are "forward-looking statements " as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" or similar expressions are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this report. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends that we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. The notes accompanying the financial statements are an integral part of our financial statements for December 31, 2001 and September 30, 2002

Changes in Financial Condition

The balance of current assets at December 31, 2001 was $506,640 compared to a balance of $177,578 at September 30, 2002. The balance of current liabilities was $3,910,994 and $3,880,651, respectively, for the same periods. The resulting current ratio at December 31, 2001 was .14 to 1. The current ratio at September 30, 2002 was .05 to 1. The current ratio indicates that the Company's ability to pay its obligations has decreased over the course of the third quarter of 2002.

The decrease of current assets at September 30, 2002 from December 31, 2001 is the result of a net decrease in accounts receivable and reduction of inventory.

The other material component of current assets is accounts receivable. The balance of accounts receivable at September 30, 2002 was $129,462, a decrease of $289,584. The receivables decreased due to better collection efforts by the Company and an increase in allowance for doubtful accounts.

The balance of current liabilities at December 31, 2001 was $3,910,994 compared to a balance of $3,880,651 at September 30, 2002. The decrease in current liabilities of $30,343 is mainly due to the Company paying its bills as they are incurred and paying down on what they owe. The line of credit extended to the Company increased by $56,026, or 3.07% from December 31, 2001 to the end of the third quarter 2002 due to an accrual for interest. The Company used cash of $273,684 in its operations as it continues to focus itself as a market leader in the fire retardant industry. $502,365 of the Company's accrued expenses were past due payroll taxes owed to the Internal Revenue Service ("IRS") and several states where the Company does business. The Company has negotiated an installment plan with the IRS and is current on its payroll tax obligations for the year 2002.

At September 30, 2002 the Company needed approximately $2,500,000 in working capital to bring itself out of its present situation and back onto an even footing with its creditors. The Company hopes to raise this capital through the sale of its new consumer product in 2003 and through continued efforts at obtaining outside financing.



Results of Operations

For the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

The Company's net sales decreased by $95,798 through September 30, 2002 compared to the same period in 2001. This is a decrease of 41.5% and is mainly due to the Company working one large job and the elimination of small fabric treatment jobs. The gross margin for the period in 2002 was 48.6% of sales compared to (17.3%) for the same period in 2001. This decrease was due to using inventory on hand for current jobs and only buying what was necessary for those current jobs. The Company's selling, general and administrative expenses increased by $1,058,227 or 179.2% for the period ended September 30, 2002 over the same period in 2001, mainly due to expenses incurred for consulting services in regard to the Company's common stock. Payroll expenses have decreased by $112,006 for the three-month period or 254.4%, as compared with the same period in 2001. This decrease reflects a tightening by management on its payroll.

For the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

The Company's net sales decreased by $1,083,171 through September 30, 2002 compared to the same period in 2001. This is a decrease of 147.6% and is mainly due to the Company working one large job and the elimination of small fabric treatment jobs. The gross margin for the period in 2002 was 56.1% of sales compared to 38.9% for the same period in 2001. This increase was due to underestimating material required for the one large job.

The Company's selling, general and administrative expenses increased by $2,057,096 through September 30, 2002 compared to the same period in 2001, mainly due to expenses incurred for consulting services in regard to the Company's common stock. Payroll expenses have decreased by $329,136 for the year-to-date period or 72.9%, as compared with the same period in 2001. This decrease reflects a tightening by management on its payroll.

Management is seeking to increase the Company's marketing efforts in the coming year. However, the Company is subject to the current economic decline and risks associated with the decline in the use of construction materials and fire retardant chemical products associated with the construction.

Item 3.   Controls and Procedures.
----------------------------------

     (a)  Evaluation of Disclosure Controls and Procedures

     American Fire Retardant Corp's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of November 19, 2002, and they have concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 19, 2002.


Risk Factors

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ materially from those projected or forecasted appear in the statements below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risk factors:

We May Face Interruption Of Production And Services Due To Increased Security Measures In Response To Terrorism.

Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

Future Capital Requirements; Uncertainty of Future Funding.

The Company's plan of operation calls for additional capital to facilitate growth and support its long-term development and marketing programs. It is likely that the Company would need to seek additional financing through future public or private sales of its securities, including equity securities. The Company may also seek funding for the development and marketing of its products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to the Company, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available the Company may be required to curtail one or more of its future programs.

Substantial Doubt that the Company Can Continue as a Going Concern.

The Company expects to continue to incur significant capital expenses in pursuing its plans to increase sales volume, expanding its product line and obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require $1,000,000 of additional funds over the next twelve months. While the Company can generate funds necessary to maintain its operations, without these additional funds there will be a reduction in the number of new projects that the Company could take on, which may have an effect on the Company's ability to maintain its operations.

Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.

Additionally, it should be noted that the Company's independent auditors have included a going concern opinion in the note to the financial statements. The auditor's have included this provision because the Company has an accumulated deficit that the auditor believes raises substantial doubt about the Company's ability to continue as a going concern. Until such time as the Company does receive additional debt or equity financing, there is a risk that the Company's auditors will continue to include a going concern provision in the notes to financial statements.

Patents and Proprietary Rights.

The Company relies on patents, contractual rights, trade secrets, trademarks, and copyrights to establish and protect its proprietary rights in its products and its components. The Company has patented the technology that is incorporated into its products and believes that, since it is a technology patent, competitors will have a more difficult time developing products functionally similar to the Company's. To further protect its products, the Company will apply for additional patents for its inventions and non-commercial available components designed and developed by the Company.

Prosecuting Intellectual Property Infringement Claims Could Be Expensive and Could Disrupt Business.

The Company intends to closely monitor competing product introductions for any infringement of the Company's proprietary rights. The Company believes that, as the demand for products such as those developed by the Company increase, infringement of intellectual property rights may also increase. If infringement of the Company's proprietary rights is by industry competitors, they have substantially greater financial, technical, and legal resources than the Company, which could adversely affect the Company's ability to defend its rights. In addition, the Company could incur substantial costs in defending its rights.

Further, the Company's patents are U.S. patents, and the Company does not have patent protection outside the United States. The Company will be unable to obtain patent protection in most Non-U.S. jurisdictions, including Europe and Japan. Some competitors may have operations in Non-U.S jurisdictions where U.S. Patent rights are not effective. This could permit competitors to infringe on the Company's proprietary rights without violating U.S. law.

The Company anticipates that based on the size and sophistication of its competitors and the history of the industry's rapid technological advances, which several competitors may be working to develop the Company's patented technology. The Company intends to closely monitor any infringement of the Company's proprietary rights. Competitors may have patent applications in progress in the United States that, if issued, could relate to the Company's products. If such patents were to issue, there can be no assurance that the patent holders or licensees will not assert infringement claims against the Company or that such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to sell its products, and each claim could result in an award of substantial damages. In the event of a successful claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain the necessary licenses from third parties or at a reasonable or acceptable cost. Patent litigation could be very expensive, and there is no assurance that it would not have an adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Employees.

Historically, the Company has been heavily dependent on the ability of Stephen
F. Owens and Bruce E. Raidl to contribute essential technical and management experience. In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees. Loss of services of any of the current officers and directors could have a significant adverse effect on the operations and prospects of the Company. There can be no assurances that it will be able to employ qualified persons on acceptable terms to replace officers that become unavailable. Furthermore, the Company has not entered into employment agreements with any member of management or other key personnel to assure the continued employment of such personnel for our management and operations.

Need for Additional Specialized Personnel.

Although the management of the Company is committed to the business and continued development and growth of the business, the addition of specialized key personnel and sales persons to assist the Company in its expansion of its national operations will be necessary. There can be no assurances that the Company will be able to locate and hire such specialized personnel on acceptable terms.

Competition

There are numerous corporations, firms and individuals that are engaged in the type of business activities that the Company is presently engaged in. Many of those entities are more experienced and possess substantially greater financial, technical and personnel resources than the Company. While the Company hopes to be competitive with other similar companies, there can be no assurances that such will be the case.

Ability to Maintain Adequate Inventory Levels

The size of the fire retardant and fire protection markets and the need to maintain adequate inventories regarding such products could force the Company into implementing additional manufacturing and warehousing programs. There can be no assurances that the Company will have the necessary capital resources or manpower to implement such manufacturing and warehousing programs.

Dependence on Ability to Market Products and Services

Due to the Company's limited resources, the sales and marketing of its products has been limited to date. The success of the Company is dependent upon its ability to market and sell the products and services of the Company with such limited resources.

Risk That The Company's Common Stock May Be Deemed A "Penny Stock"

The Company's common stock is a "penny stock" as that term is defined in Reg.
Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

Section 15(g) of the 1934 Act and Reg. Section 240.15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Moreover, Reg. Section 240.15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

In the event that the Company's stock is deemed a penny stock, it could limit and inhibit an investor from buying the Company's stock because the procedures that an investor and broker must adhere to may be viewed as too burdensome by the investor. Additionally, because the Company's stock may be designated as a penny stock, prior to the sale of a penny stock that was recommended by the broker and to an investor who is not an institutional accredited investor, the broker must approve the customer's account for transaction in penny stocks in accordance with the rules outlined above. The time, effect and burden in approving a customer's account to be approved for trading in penny stocks could hamper or limit the market for the Company's common stock as broker-dealers may be less inclined to recommend an investment to a new customer in a penny stock.

PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

     In the ordinary course of the Company's business, disputes arise involving the Company's business and operations. The following represents pending or threatened litigation and administrative actions that the Company believes to be material to its financial condition and operations.

Friloux v. AFRC The Company is a party defendant in the matter of Friloux v. American Fire Retardant Corporation, 15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 99-5744 "D". In this matter Mr. Friloux filed a Petition seeking a pre-trial judgment alleging (1) that the Company is indebted to Mr. Friloux under the terms of a promissory note dated March 7, 1994, in the principal sum of $100,000 with interest thereon at the rate of 5.0% per annum, and that the Company is in breach of said promissory note; (2) that the Company is in breach of an employment contract with Mr. Friloux and is obligated to pay Mr. Friloux back wages; (3) that the Company is indebted to Mr. Friloux for past due health and hospitalization costs due under the alleged employment agreement; and (4) that the Company is indebted to Mr. Friloux as a result of the sale by Mr. Friloux of shares of common stock owned by Mr. Friloux back to the Company. The Company filed exceptions to the petition and counsel for both parties has agreed that any and all claims shall be disposed of at trial rather than through Mr. Friloux's pre-trial petition. The Company denies the allegations and intends to vigorously defend the complaint of Mr. Friloux. At present, Mr. Friloux and the Company are attempting to resolve this matter amicably in order to avoid further costs to either party.

Delinquent Payroll Taxes - The Company owes the Internal Revenue Service $297,224 including interest for prior delinquent payroll taxes by the Company's former subsidiaries, AFRC Florida and AFRC Louisiana. These payroll taxes became delinquent starting in the 3rd quarter of 1997 and going through the 4th quarter of 1998. The total delinquent payroll tax liabilities attributed to AFRC Florida are $128,604 and $168,621 attributed to AFRC Louisiana. The Company has retained the tax counsel of J. W. Roysten, E.A. in Lafayette, Louisiana to represent the Company before the Internal Revenue Service and the Company had submitted an Offer-in-Compromise to obtain a substantial reduction of the outstanding payroll tax balance due. The Company is keeping current with all present payroll and other tax obligations.

As stated under the Delinquent Payroll Taxes section, the Company has retained the services of J. W. Roysten, E.A. to represent it before IRS in these matters. He has successfully negotiated an installment plan for the Company that will cover the liabilities for AFRC Louisiana, AFRC Florida, and AFRC Nevada. The installment plan requires that AFRC make monthly payments of $14,000.00 and stay current on tax deposits and filings. The Company is keeping current with all present payroll tax obligations.

Payroll Tax Still Owing. The Company still owes the IRS $10,279.22, including interest and penalties, for the 4th quarter 1999, $47,452.24, including interest and penalties, for the 1st quarter 2000, $48,347.37, including interest and penalties, for the 2nd quarter 2000, and $44,179.67 including interest and penalties, for the 3rd quarter 2000, and $39,210.04 including interest and penalties, for the 4th quarter 2000, $45,186.21, not including interest and penalties, for the 2nd quarter 2001.

With the exception of the legal proceedings and tax matter set forth above, the Company is not presently a party to any litigation, claim, or assessment. Further, the Company is unaware of any unasserted claim or assessment, which will have a material effect on the financial position or future operations of the Company.

Item 2. Changes in Securities.

During the first and second and third quarters of our current fiscal year, we issued a total of 26,550,800 shares of our common stock, par value $.001 per share, primarily in exchange for services rendered to the Company. Such shares are, registered on Form S-8 for issuance to consultants and employees. Shares issued for services to consultants and employees were valued at the bid price of our common stock as quoted on the Electronic Bulletin Board maintained by the NASD on the date of issuance, at a low price of $.006 and a high price of $.06 per share. A full description of the dates, quantities and prices of the issuances of shares during the first, second and third quarter of our current fiscal year is set forth on pages 7, 8 and 9 of this Form 10-QSB, and is incorporated into this Item 2 by reference thereto.

Item 3. Defaults Upon Senior Securities.

Not required.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 23, 2002, the Company conducted an annual meeting of its shareholders pursuant to the solicitation of proxies and notice duly given for such meeting. During the annual meeting, three directors nominated and recommended for election were elected according to the provisions of the Company's by-laws. Directors elected at the meeting included Angela M. Raidl, Stephen F. Owens and Raoul L. Carroll, all of whom were elected for a term of one year and until their successors are elected and qualified as directors

Additional matters were voted upon at the meeting in addition to the election of directors. Management recommended the approval of an amendment to Article V of the Certificate of Incorporation to implement a one-for-ten reverse stock split and an amendment to Article V of the Certificate of Incorporation to authorize 10,000,000 shares of preferred stock, par value $.001 per share. Management also recommended the appointment of the Company's auditors for the fiscal year ended December 31, 2001. The stock split was authorized by the board of directors and executed as of September 1, 2002. On October 9, 2002, the board of directors issued 2,500,00 shares of Series A Preferred Stock of American Fire Retardant Corp to its President, Stephen F. Owens for accrued compensation.

The record date for the meeting was April 15, 2002. At that date there were 32,756,877 shares of common stock outstanding of record. 20,681,963 shares of common stock were present at the shareholders' meeting, either in person or by proxy. Each of the shareholder proposals was approved unanimously by the shares entitled to vote at the meeting.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B.

Exhibit        Description

2.1(a)(+)      Certificate of Merger from the State of Wyoming regarding Merger of AFRC Louisiana with and into AFRC Wyoming.

2.1(b)(+)      Certificate of Merger from the State of Louisiana regarding
               Merger of AFRC Louisiana with and into AFRC Wyoming.

2.1(c)(+)      Articles of Merger regarding Merger of AFRC Louisiana with and into AFRC Wyoming.

2.1(d)(+)      Acquisition Agreement and Plan of Merger regarding Merger of AFRC
               Louisiana with and into AFRC Wyoming.

2.2(a)(+)      Certificate of Merger from the State of Florida regarding Merger of AFRC Florida with and into AFRC Wyoming.

2.2(b)(+)      Certificate of Merger from the State of Wyoming regarding Merger of AFRC Louisiana with and into AFRC Wyoming.

2.2(c)(+)      Florida  Articles of Merger  regarding  Merger of
               AFRC  Louisiana with and into AFRC Wyoming.

2.2(d)(+)      Wyoming  Articles of Merger  regarding  Merger of
               AFRC  Louisiana with and into AFRC Wyoming.

2.2(e)(+)      Acquisition Agreement and Plan of Merger regarding Merger of AFRC
               Florida with and into AFRC Wyoming.

2.3(a)(+)      Articles of Merger regarding Merger regarding Merger of AFRC
               Wyoming with and into AFRC Nevada (the Company) to change the Domicile of the Company.

2.3(b)(+)      Acquisition Agreement and Plan of Merger regarding Merger of AFRC
               Wyoming with and into AFRC Nevada (the Company) to change the Domicile of the Company.

3.1(+)         Articles of  Incorporation of American Fire
               Retardant Corp. filed on January 20, 1998.

3.2(+)         Restated By-laws of American Fire Retardant Corp.

3.3(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Florida.

3.4(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Louisiana.

3.5(+) Statement and Designation of American Fire Retardant Corp., as a Foreign Corporation in California.

3.6(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Colorado.

3.7(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Mississippi.

3.8(+)         Certificate of Amendment to Articles of
               Incorporation of American Fire Retardant Corp., dated January 16, 2002.

10.1(a)(+)     Letter of Intent  between  American  Fire  Retardant
               Corp., and Fabritek Industries, LLC.

10.1(b)(+)     Amendment to Letter of Intent  between  American
               Fire Retardant Corp., and Fabritek Industries, LLC.

10.2(+) Royalty Agreement between American Fire Retardant Corp., and Norman O. Houser.

10.3(+)        Sale,  Assignment and Assumption  Agreement between
               American Fire Retardant Corp. and Patrick L. Brinkman with regard to the purchase of manufacturing rights to De-Fyre X-238.

10.4(a)(+)     Merchant Service Agreement between American Fire
               Retardant Corp., and St. Martin Bank.

10.4(b)(+)     St. Martin Bank $100,090 Promissory Note Dated
               March 11, 1997.

10.4(c)(+)     Edward E.  Friloux  Commercial  Guaranty  to St.
               Martin Bank re: $100,090 Promissory Note.

10.4(d)(+)     Stephen F.  Owens  Commercial  Guaranty  to St.
               Martin Bank re: $100,090 Promissory Note.

10.4(e)(+)     Angela M. Raidl  Commercial  Guaranty  to St.
               Martin Bank re: $100,090 Promissory Note.

10.4(f)(+)     St. Martin Bank $250,000 Promissory Note Dated
               May 21, 1998.

10.4(g)(+)     St. Martin Bank Business Loan Agreement Dated
               August 18, 1998.

10.4(h)(+)     St.  Martin Bank  $172,725.73  Promissory  Note
               Dated August 18, 1998.

10.4(i)(+)     Edward E.  Friloux Commercial Guaranty to St.
               Martin Bank re: $172,725.73 Promissory Note.

10.4(j)(+)     Stephen F.  Owens  Commercial  Guaranty  to St.
               Martin Bank re: $172,725.73 Promissory Note.

10.4(k)(+)     Angela  M.  Raidl  Commercial  Guaranty  to St.
               Martin Bank re: $172,725.73 Promissory Note.

10.4(l)(+)     St.  Martin Bank  Commercial  Pledge  Agreement  re:
               $172,725.72 Promissory Note.

10.4(m)(+)     St.   Martin  Bank  Pledge  of   Collateral
               Mortgage Note re: $172,725.72 Promissory Note.

10.4(n)(+)     St. Martin Bank  Agreement to Provide  Insurance re:
               $172,725.72 Promissory Note.

10.4(o)(+)     St. Martin Bank - Collateral Mortgage re:
               $172,725.72 Promissory Note.

10.4(p)(+)     St. Martin Bank - $54,059.29  Promissory  Note dated
               February 4, 1999.

10.5(a)(+)     Private  Capital,  Inc. - Purchase and Security
               Agreement dated April 17, 1997.

10.5(b)(+)     Private  Capital,  Inc. - Angela M. Raidl
               Continuing Guaranty & Waiver.

10.5(c)(+)     Private  Capital,  Inc. - Stephen F. Owens and
               Edward E. Friloux Continuing Guaranty & Waiver.

10.6(a)(+)     Bank of Erath $15,030 Promissory Note Dated June 16,
               1997.

10.6(b)(+)     Bank of Erath Loan Extension Agreement Dated October
               20, 1998.

10.7(+)        American Fire Retardant Corp. - El Cajon,
               California Industrial Lease

10.8(a)(+)     Whitney Bank - $74,400 Secured Promissory Note

10.8(b)(+)     Whitney  Bank  -  Collateral  Mortgage,  Security
               Agreement and Assignment of Leases and Rents

10.9(+) American Fire Retardant Corp. - Standard Lease for Louisiana Corporate Apartment

10.10(+)       Oil, Gas & Mineral Lease with Penwell Energy Inc.

10.11(a)(+)    Whitney National Bank - $42,888.46 Promissory Note

10.11(b)(+)    Whitney National Bank - Security Agreement

10.12(+)       Presidio Capital Consulting Agreement

10.13(+)       Warren Guidry Letter Promissory Note

10.14(a)(+)    Agreement with Richard Rosenberg

10.14(b)(+)    Amendment to Agreement with Richard Rosenberg

10.14(c)(+)    Richard Rosenberg - $43,134.39 Promissory Note

10.15(+)       Investment   Banking  and  Consulting   Agreement
               with  Capstone Partners LLC.

10.16(+)       March 7, 1999 $100,000 Promissory Note.

10.17(+)       August  25,  1999   Equipment   Lease  with
               Preferred Capital
               Corporation

10.18(+)       December 7, 1999 $100,000  Promissory Note with
               Private Capital, Inc.

10.19(*) Consulting Agreement dated October 1, 2001 entered into between American Fire Retardant Corp. and Gregory Bartko, Esq.

23.1(+)        Consent from HJ Associates & Consultants, LLP

99.1(+) Consumer Product Safety Commission's Notice of Public Hearing and Request for Comments with regard to the proposed rule pertaining to Flame Retardant Chemicals that may be suitable for use in upholstered furniture.

99.2(+) A copy of the Article 1998 Fire Loss in the United States from the NFPA Journal, September/October 1999.

99.3(+) See National Fire Data Center Statistics as posted on the NFDC website at www.usfa.fema.goc/nfdc/statistics.htm"

99.4(++)       Certification of Financial Statements by the
               Registration's Chief Executive Officer.

99.5(++)       Certification of Financial Statements by the
               Registrant's Chief Financial Officer.

(+) Previously filed.
(++) Attached hereto.

(b) Reports on Form 8-K.

There were no other reports on Form 8-K filed during the period covered by this report.

                                    SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                          AMERICAN FIRE RETARDANT CORP.
                                          A Nevada Corporation



Date: November 19, 2002                   /s/ Raoul L. Carroll
                                          By: Raoul L. Carroll
                                          Chief Executive Officer,
                                          Director




Date: November 19, 2002.                  /s/ Stephen F. Owens
                                          By: Stephen F. Owens
                                          Its: President,
                                          Chief Financial Officer and
                                          Director




Date: November 19, 2002.                  /s/ Angela M. Raidl
                                          By: Angela M. Raidl
                                          Its: Vice President,
                                          Secretary and Director

                                  Exhibit 99.4

     Certification of Chief Executive Officer Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     In connection with the Quarterly Report of American Fire Retardant Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Raoul L. Carroll, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Raoul L. Carroll
Raoul L. Carroll
Chief Executive Officer

August 19, 2002

                                   Exhibit 99.5


     Certification of Chief Financial Officer Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     In connection with the Quarterly Report of American Fire Retardant Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stephen F. Owens, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stephen F. Owens
Stephen F. Owens
Chief Financial Officer

November 18, 2002