Form 10QSB
period 2002-11-30
AMERICAN ENERGY SERVICES INC
filed 2003-01-13
CIK 1068205

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 30, 2002

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


                                  713-928-5311
                                  ------------
                           (Issuer`s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  the past 90 days. Yes  X   No
                                                                    ---     ---
      As of January 10, 2003, there were 22,291,643 shares of Common Stock outstanding.

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

                                     ASSETS
                                     ------

                                                     November 30,   February 28,
                                                        2002          2002
                                                    ------------  -----------
Current Assets:
  Cash and cash equivalents                          $     9,232  $     6,130
  Accounts receivable - trade, net of $156.000 and       440,291      459,669
  59,493 reserve, respectively.
  Accounts receivable - other                             29,602           --
  Prepaids and other                                     366,400       92,000
  Costs in excess of billings on uncompleted
    contracts                                            415,207      259,380
Inventories                                            1,738,755    1,753,008
                                                    ------------  -----------
     Total Current Assets                              2,999,487    2,570,187

Property, Plant and Equipment:
  Machinery and equipment                              1,541,251    1,541,251
  Furniture and fixtures                                 327,541      327,541
  Vehicles                                                83,423       83,423
  Buildings and Improvements                             226,510      226,510
  Land                                                    76,894       76,894
                                                    ------------  -----------
                                                       2,255,619    2,255,619
Less:  accumulated depreciation                       (1,244,179)  (1,145,181)
                                                    ------------  -----------
                                                       1,011,440    1,110,438

Trademarks, patents, and drawings                      1,626,441    1,504,123
Less:  accumulated depreciation                         (722,699)    (650,037)
                                                     ------------  -----------
                                                         903,742      854,086

Deferred tax asset                                            --           --
                                                    ------------  -----------

  Total Assets                                       $ 4,914,669    4,534,711
                                                    ============  ===========



   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                         ------------------------------

                            BALANCE SHEETS(Continued)
                            -------------------------

                 LIABILITIES AND STOCKHOLDERS` (DEFICIT) EQUITY
                 ----------------------------------------------


<BTB>
                                                    November 30,       February  28,
                                                       2002               2002
                                                 ---------------     ---------------
Current  Liabilities:
  Notes  payable                                 $     2,681,547     $     2,681,547
  Current  portion  of  long-term  debt                1,179,433           1,186,369
  Accounts  payable  and  accrued  expenses            1,018,333             640,876
  Federal  payroll  taxes  due                           861,157             693,107
  Accrued  interest                                    1,201,466           1,182,958
  Estimated  litigation  damages                       1,086,000           1,086,000
  Billings  in  excess  of  costs  and  estimated
    earnings  on  uncompleted  contracts                      --                  --
  Advances  from  officers                                    --                  --
      Total  Current  Liabilities                      8,027,936           7,470,857

  Convertible  Debentures                                810,000             810,000
                                                 ---------------     ---------------
      Total  Liabilities                               8,837,936           8,280,857
                                                 ---------------     ---------------
Stockholders`  (Deficit)  :
  Common  stock  -  $.001  par  value,
    100,000,000  shares authorized;  22,291,643
    and  20,461,656  shares issued  and  outstanding
    at  November 30,  2002 and  February  28,  2002,
    respectively                                          22,292             20,462
  Paid-in  capital                                     6,386,261          6,076,690
  Common  stock  subscriptions  -  officers  and
    directors                                           (465,300)          (465,300)
  Accumulated  other  comprehensive  loss               (488,522)                --
  (Accumulated  deficit)                              (9,377,998)        (9,377,998)
                                                 ---------------     ---------------
  Total  Stockholders`  (Deficit)  Equity             (3,923,267)        (3,746,146)
                                                 ---------------     ---------------
  Total  Liabilities  and  Stockholders`
    (Deficit)  Equity                            $     4,914,669     $    4,534,711
                                                 ===============     ===============


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                         ------------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                                   (Unaudited)
                                   -----------


                                           Three Months Ended       Nine Months Ended
                                           ------------------       ----------------
                                               November 30,               November 30,
                                         ---------------------------------------------------
                                             2002     2001            2002          2001
                                             ----     ----            ----          ----


Net Sales                                   841,835   $1,196,443    2,077,244   $ 2,717,176
Cost of sales                               602,776      637,767    1,691,257     2,087,730
                                         -----------  ------------------------  ------------
      Gross profit(loss)                    239,059      558,676      385,987       629,446
Operating expenses                          188,390      266,381      740,783     1,325,195
                                         -----------  ------------------------  ------------
      Income(loss) from operations           50,669      292,295     (354,796)     (695,749)

Other expenses (income):
      Interest, net                         45,000        73,741      135,000       289,958
      Other, net                                           9,103       (1,274)      (53,870)
                                         -----------  ------------------------  ------------
                                            45,000        82,844      133,726       236,087
                                         -----------  ------------------------  ------------
      Net (loss) before taxes                5,669       209,451     (488,522)     (931,836)

Income tax (expense) benefit                      --           --          --            --
                                         -----------  ------------------------  ------------

      Net (loss)                             5,669       209,451     (488,522)     (931,836)
                                         ===========  ========================  ============

Basic and diluted (loss) per share            0.00           0.01       (0.02)        (0.07)
                                         ===========  ========================  ============

Basic weighted average shares
      outstanding                        21,631,656    16,187,123   21,631,656    16,187,123
                                         ===========  ========================  ============

Diluted weighted average shares
      outstanding                        21,631,656    16,187,123   21,631,656    16,187,123
                                         ===========  ========================  ============

               AMERICAN ENERGY SERVICES, INC.
              STATEMENT OF COMPREHENSIVE LOSS


                                           Three Months Ended       Nine Months Ended
                                           ------------------       ----------------
                                               November 30,               November 30,
                                         ---------------------------------------------------
                                             2002     2001            2002          2001
                                             ----     ----            ----          ----

Net (loss)                                    5,669   $  209,451     (488,522)   (931,836)
Other  comprehensive  income  (loss)             --            --           --          --
                                         -----------  -----------  ------------ -----------
Comprehensive (loss)                          5,669      209,451     (488,522)   (931,836)
                                         ===========  ===========  ============ ===========


   The accompanying notes are an integral part of these financial statements.

                         AMERICAN ENERGY SERVICES, INC.
                         ------------------------------
             STATEMENTS OF CHANGES IN STOCKHOLDERS` (DEFICIT) EQUITY
             -------------------------------------------------------

           For the Quarter Ended November 30, 2002 and February 28, 2002
           -----------------------------------------------------------



                                        Capital Stock                     Common                              Total
                                        -------------         Paid-in     Stock          (Accumulated   Stockholders`
                                        Shares     Amount     Capital     Subscriptions   Deficit)     (Deficit)Equity
                                        ------     ------     -------     -------------   -----------   ---------------

Balance, February 28, 2001              15,460,717  $ 15,461  $4,648,380           --   $(7,142,356)  $(2,478,515)
                                        ==========  ========  ===========  ===========  ============  ============

Common Stock Issued for:

  Cash                                      75,000        75      48,760           --            --        48,835
  Officers and directors                   250,000       250     194,750           --            --       195,000
  Shares issued to escrow                1,200,000     1,200      (1,200)          --            --            --
  Accounts payable and
    accrued liabilities                  1,562,991     1,563     286,129           --            --       287,692
  Subscribed by officers and directors     990,000       990     464,310     (465,300)           --            --

  Financial consultants                    922,948       923     488,288                         --       489,211


Net Loss                                        --        --                             (2,235,642)   (2,235,642)
                                        __________  ________  ___________  ___________  ____________  ____________
Balance, February 28, 2002              20,461,656  $ 20,462  $6,076,690   $ (465,300)  $(9,377,998)  $(3,746,146)
                                        ==========  ========  ===========  ===========  ============  ============

Common Stock Issued for:
  Financial consultants                  1,320,000     1,320      245,681                         --      247,001
  Legal consultants                        510,000       510       63,890                                  64,400

Net Loss                                        --        --          --                   (488,522)     (488,522)
                                        __________  ________  ___________  ___________  ____________  ____________
Balance, November 30, 2002              22,291,656  $ 22,292  $6,386,261   $ (465,300)  $(9,931,520)  $(3,923,267)
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

                        AMERICAN ENERGY SERVICES, INC.
                         ------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------


<BTB>

                                                                  For the Nine Months Ended
                                                               -------------------------------
                                                                  November 30,       November 30,
                                                                     2002             2001
                                                               ---------------   -------------
Cash  Flows  from  Operating  Activities:
  Net  (loss)                                                  $     (488,522)   $   (933,074)
  Adjustments  to  reconcile  net  income  to
    cash  provided  by  operating  activities:
    Depreciation  and  amortization                                   171,660         156,292
    Provision  for  bad  debts                                             --              --
    Changes  in  operating  assets  and  liabilities:
      (Increase)  decrease  in  accounts  receivable                   19,378         (47,409)
      (Increase)Decrease  in  other  receivables                      (29,602)        (59,120)
      Decrease  in  income  tax  receivable                                --              --
      (Increase)Decrease  in  costs  and  estimated
       earnings in excessof  billings  on  uncompleted
       contracts                                                     (155,827)        406,221
      (Decrease)  increase  in  advances  from  officers                   --              --
      (Increase)  decrease  in  inventories                            14,253          17,945
      Decrease  (increase) in prepaids and other                     (274,400)        105,351
      Decrease  in  deferred  tax  asset                                   --              --
      (Increase)  decrease  in  other  assets                              --
      (Decrease)  increase  in  accounts  payable/accrued
        liabilities                                                   377,457        (481,464)
      (decrease) Increase in Federal payroll taxes due                168,050        (314,456)
      Increase  in  accrued  interest  payable                         18,508         187,657
      Increase  in  estimated  litigation  damages                         --          66,192
      Stock  issued  for  services                                    311,400       1,073,577
      Increase  (decrease)  in  billings  in  excess  of
        costs and estimated  earnings  on  uncompleted
        contracts                                                          --        (185,398)
                                                                -------------    -------------
      Net  Cash  Used  by  Operating  Activities                      132,355          (7,686)

Cash  Flows  from  Investing  Activities:
     Purchase  of  property,  plant  and  equipment                                    18,064
     Purchase  of  certificates  of  deposit                                           (6,130)
     Purchase  of  trademarks,  patents  and  drawings              (122,318)         (18,055)
                                                                -------------    -------------
      Net  Cash  Used  in  Investing  Activities                    (122,318)          (6,121)
Cash  Flows  from  Financing  Activities:
     Proceeds  from  sale  of  common  stock                              --
     Proceeds  from  the  sale  of  warrants                              --               --
     Proceeds  from  long-term  obligations,  net                         --               --
     Payments  of  long-term  obligations                             (6,936)         (15,828)
     Payments  of  notes  payable                                         --          (82,047)
     Proceeds  from  note  payable,  net                                  --               --
     Payments  of  capital  leases                                        --               --
                                                                -------------    -------------
       Net  Cash Provided by Financing Activities                     (6,936)         (97,875)
                                                                -------------    -------------
Net  (decrease)  increase  in  cash  and  cash  equivalents            3,101         (111,682)

Cash  and  cash equivalents at beginning of period                     6,130            9,763
                                                                -------------    -------------
             Cash  and  cash  equivalents  at  end  of period   $      9,231     $   (101,919)
                                                                =============    =============

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

     These statements should be read in conjunction with the financial statements and related notes included in the Company`s Annual Report of Form 10-KSB for the fiscal year ended February 28, 2002.

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


NOTE  5-GOING  CONCERN
----------------------


The following information is derived from the accompanying financial statements:

                                        November 30,       November 30,
                                           2002             2001
                                     ---------------   -------------
     Gross  (loss)  profit           $     239,059     $     558,676

     Net  (loss)Income               $       5,669     $     292,295

     Net  current  liabilities in
       excess of current assets      $   (5,028,449)   $  (3,654,017)

     Accumulated  (deficit)          $   (9,377,998)   $  (7,142,356)

     Stockholders`  (deficit)        $   (3,923,267)   $  (1,413,541)

---------------------------------------


Included in the above noted net current liabilities amount at November 30, 2002, are estimated litigation damages of $1,228,435 (including interest)and $861,157 in delinquent federal payroll taxes (including penalties and interest). Additionally, the Company was in default on substantially all of its notes payable, long-term debt and capital lease agreements. No waivers have been obtained for the defaults. There are significant uncertainties surrounding the Company`s ability to continue its operations and to satisfy its creditors on a timely basis

The company has been in default on four loans shared by Metro and the U.S. Ex-Im Bank since September 1999. The loans total $3.3MM in principal, and approximately $900K in interest. The company is in final negotiations with the banks to restructure this debt, through the efforts of Mssrs. Richard L. Fuqua and Roy W. Hill. If successful, the proposed restructured debt would reduce the total amount due to the banks by at least one half, and would provide additional working capital for the company, all on more favorable terms. If the debt is restructured as planned, it will allow the company to reduce its interest expense significantly. There can be no assurance that the company will be able to restructure its debts with the banks, but, legal representatives of AES are currently in the phase of finalizing closing documents (related to the proposed restructuring) with representatives of the banks. At the present time some of the documentation has been completed.

Although there is no assurance that a final agreement will be reached, since Mr. Hill has become the company`s consultant, verbal agreements have been reached with most of the company`s major creditors. Many of these creditors are now completing settlement documentation with AES,which, hopefully, will be concluded in the near future. In a few instances executed settlement documents have been placed in escrow. Other documents will be delivered to escrow with in the next few weeks. If a closing occurs on this documentation, it will reduce the company`s outstanding debt by as much as $3.5MM. Additional negotiations are presently underway with the remaining major creditors with which Mr. Hill has not reached any agreement. The company anticipates reaching satisfactory conclusions concerning these debts, as well, during the next three months. In the event this sequence of events occurs in the described fashion, the company expects to experience an improved asset to debt ratio from those disclosed in this quarterly report.

Simultaneously, with ongoing debt negotiations, the company is in the process of re-establishing open lines of credit with the company`s major raw material suppliers. Mr. Hill, additionally, is presently negotiating an open line of credit with a major US bank that would provide periodic working capital for the company, with respect to the company`s future short-term needs. At the present time, the company is seeking development of and receiving, larger orders for the company`s available product lines. If this progress continues to increase, the cash flow generated from ongoing operations should be of significant benefit in reducing and or eliminating the company`s remaining outstanding indebtedness.



Item 2. Management`s Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
                                  of Operations
                                  -------------

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


                              Results of Operations
                              ---------------------

Quarter  Ended  November 30,  2002  versus  Quarter  Ended  November 30,  2001

Revenues for the three months ended, November 30, 2002 were $841,835 compared to $1,196,443 for the same period in 2001. The continued low revenues can be attributed primarily to cash flow limitations which adversely affect production.

Cost of sales decreased in the quarter ended November 30, 2002 to $602,776 from $637,767 for the same quarter 2001. Gross profit for the quarter ended November 30, 2002 was $239,059, compared to $558,676 for the third quarter of 2001. This decrease in gross profit can be attributed to direct overhead charges necessary to run and maintain the company`s manufacturing facility.

Operating expenses for the third quarter of 2002 were $188,390 or ($77,991) below operating expense for third quarter 2001 at $266,381. This decrease can be attributed primarily to cost savings from lowered salaries and personnel reduction measures, executed by AES` management.

Interest Expense and other expenses totaled $45,000 for the third quarter ended November 30, 2002 compared with interest and other expenses of $82,844 for the third quarter of 2001.

As a result net profit (loss) before taxes for the third quarter ended November 30, 2002 was $5,669 which was lower than the net profit before taxes of 209,451 for the third quarter ended 2001.

                              Results of Operations
                              ---------------------


Nine Months Ended  November 30,  2002 versus nine Months Ended November 30, 2001

Revenues for the nine months ended November 30, 2002 were $2,077,244 compared to $2,717,176 for the same period in 2001. As discussed previously the continued low revenues can be primarily attributed to cash flow limitations.

Cost of sales decreased $396,473 for the nine months ended November 30, 2002 to $1,691,257 as compared to $2,087,730 for the same nine month period in 2001. This decrease can be attributed to the lower revenues produced in 2002 compared with the nine months for 2001.

Operating expenses for the nine months ended November 30, 2002 decreased $584,412 To $740,783 as compared to $1,325,195 for the same period for 2001. As previously mentioned this large decrease is attributed to the efforts of AES management to lower cost by reducing salaries and personnel.

Interest expense and other expenses for the nine months ended November 30, 2002 was $133,726 compared with $236,087 for the nine months ended November 30, 2001.

As a result net profit (loss) before taxes for the nine months ended November 30, 2002 is $(488,522) as compared to $(931,836) for the same period in 2001. This reduction in losses can be attributed to the type of project AES has been involved with this year as well as the aggressive cost reducing efforts of management.


                         Liquidity and Capital Resources
                         -------------------------------


    During the quarter ended November 30, 2002, the working capital deficit increased $113,868 when compared to the deficit at February 28, 2002 of $4,900,670. The short term cash flows have been inadequate to overcome the working capital deficit, thus hindering AES` ability to take advantage of slightly improved economic conditions as well as it`s ability to move forward more aggressively with the Company`s strategic plans. However, the Company has successfully negotiated advance payments from many customers and has pledged against letters of credit established by customers. The company has entered into a best efforts agreement with Mr. Roy W. Hill to restructure AES` outstanding debt.

     There were no capital expenditures during the quarter ended November 30, 2002, nor are any planned or expected in the near term. Only upon a very significant improvement in the Company`s financial position, will capital expenditures be considered, and then only after diligent consideration and within stringent guidelines.

Item  3.  Controls  and  Procedures

(a) Disclosure controls and procedures . Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company`s disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Patrick Elliott, the Company`s Chief Executive Officer, and Larry Elliott, its Chairman of the Board of Directors and the Principal Accounting Officer, supervised and participated in this evaluation. Based on this evaluation, Patrick Elliott and Larry Elliott concluded that, as of the date of their evaluation, the Company`s disclosure controls and procedures were effective.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company`s internal accounting controls or in other factors that could significantly affect those controls.




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

None.

Item  5.  Other  Information.
          ------------------

None.


Item  6.  Exhibits  and  Reports  on  Form  8-K:
          -------------------------------------

          a)     Exhibits

99.1 Certification of Patrick Elliott pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Larry Elliott pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)     Reports  of  Form  8-K

The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


AMERICAN  ENERGY  SERVICES,  INC.

Date:  January 10,  2002          /s/  Patrick  Elliott
                                   ---------------------
                                   Patrick  Elliott,  Director,  President
                                   and  CEO,

                                 CERTIFICATIONS


I,  Patrick  Elliott,  certify  that:

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

4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect eh registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and

6. The registrant`s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  January 10,  2002                    /s/  Patrick  Elliott
                                                  --------------------
                                                  Patrick  Elliott
                                                  Director,  President  and
                                                  Chief  Executive  Officer

                                 CERTIFICATIONS


I,  Larry  Elliott,  certify  that:

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

4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect eh registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and

6. The registrant`s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  January 10,  2002                    /s/  Larry  Elliott
                                                  ------------------
                                                  Larry  Elliott
                                                  Chairman  of  the  Board  of
                                                  Directors  and  Principal
                                                  Accounting  Officer

EXHIBIT  99.2

                         AMERICAN ENERGY SERVICES, INC.
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Energy Services, Inc. (the "Company") on Form 10-QSB for the period ending November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Larry Elliott, the Chairman of the Board of Directors and the Principal Accounting Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                             /s/  Larry  Elliott
                                             -------------------
                                             Larry  Elliott
                                             Chairman of the Board of Directors
                                             and the Principal Accounting
                                             Officer
January 10,  2002